Form 10KSB
period 1998-12-31
PUSH ENTERTAINMENT INC/CN
filed 2001-02-27
CIK 1063089

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to ________.

Commission File Number    000-24957


                             PUSH ENTERTAINMENT INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                        51-0384101
(State or other jurisdiction of                 (IRS EmployeeIdentification No.)
Incorporation or organization)


                                    Suite 600
                               520 - 5th Avenue SW
                        Calgary, Alberta, Canada T2P 3R7
                    (Address of Principal executive Offices)

                                 (403) 297-1055
                          (Issuer's Telephone Number:)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Shares, $.001 par value per share

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                          No   X
                       -----                      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $9,715,337 as at December 31, 2000 based on the Company's last offering price of its common shares of $0.65 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes                          No
                       -----                      -----


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,084,642 shares of common stock were outstanding as at December 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                      None.

         Transitional Small Business Disclosure Format (check one):

                  Yes                          No   X
                       -----                      -----

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                              10

Item 3.  Legal Proceedings                                                    11

Item 4.  Submissions of Matters to a Vote of Security Holders                 11


                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters             11

Item 6.  Management's Discussion and Analysis or Plan of Operation            12

Item 7.  Financial Statements                                                 15

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                            24


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    24

Item 10. Executive Compensation                                               27

Item 11. Security Ownership of Certain Beneficial Owners and Management       28

Item 12. Certain Relationships and Related Transactions                       29

Item 13. Exhibits and Reports on Form 8K                                      30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.   The Company

     Push Entertainment, Inc. was incorporated under the laws of the State of Delaware on January 7, 1998. Our address is Suite 600, 520 - 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. Our registered office in the State of Delaware is 1209 Orange Street, Wilmington, Delaware 19801. Our telephone number is (403) 297-1055 and our facsimile number is (403) 297-1059.

     On January 7, 1998, we acquired all of the issued and outstanding capital stock of Push Technologies Inc. (formerly 736145 Alberta Inc.) an Alberta, Canada corporation incorporated on April 21, 1997 (our "Subsidiary").

     Our Subsidiary entered into an Agreement dated August 4, 1997 with E-Zone Networks Inc., a Delaware Corporation, (the "E-Zone Agreement") pursuant to which it agreed to purchase certain technology and intellectual property, which we refer to as the "Technology," from E-Zone in consideration for (1) the payment of $200,000 on or before March 31, 1998; and (2) payment of an additional $160,500 for improvements made to the Technology.

     On January 27, 1998, our Subsidiary assigned to us all of its right, title and interest in and to the E-Zone Agreement, and in and to the Technology. We have discharged the obligations of our Subsidiary under the terms of the E-Zone Agreement.

     The Technology consists of a suite of processes and proprietary software which will facilitate the conversion of existing 2D film and video content to a 3D format. See "Item 1. Description of Business - Our Business."

     As at December 31, 1998, we had a total of seven full time personnel, all of which were contracted consultants. We currently have a total of six full time personnel, of which three are employees and three are contracted consultants.

B.   Our Business

     Following our acquisition of the Technology, we expended, during the year ended December 31, 1998, $304,661 on the development and enhancement of the Technology and $184,005 (as restated in the 1999 audited financial statements) on implementing limited business and channel (e.g. potential markets) development for the Technology. To date, we have not yet generated any revenues as a result of these business and channel expenditures. E-Zone, the initial developer of the Technology, had not generated any revenues from the Technology prior to its acquisition by us. Funds for the activities mentioned above were obtained by us through the sale of shares of our common stock.

1.   The Technology

     The Technology includes the 3D Professional Workstation (the "Workstation") which consists of a suite of functions designed for post-production and digital imaging professionals. We believe that the Workstation significantly improves the production process for creating stereoscopic 3D video, and when complete, will generate high quality 3D moving images from existing 2D content.

     The output processed by the Technology is compatible with, and can be delivered on film, videotape, digital versatile disk ("DVD") and CD-ROM. We have completed feasibility studies of the 3D conversion process and have produced demonstration segments based on the current revision of the Workstation. The Workstation is currently functional and we are continuing to refine and further develop the Technology.

     The Technology does not require any "raw" materials (e.g. computer hardware, disks, etc.) that are not widely and generally available from a variety of different sources at competitive rates.

2.   Intellectual Property

     We have been assigned the rights in and to a certain patent application pertaining to specific aspects of the Technology; and we intend to file additional patent, as well as copyright, applications for our technologies and processes as and when our management deems such applications timely, necessary, and/or advantageous. From our inception in 1997 through to December 31, 1998, we have spent approximately $665,161 on research and development activities.

3.   Competitive Products

     Although there is a history of real time 2D to 3D conversion processes such as those being developed by the Sanyo Corporation, we are aware of only one other mature technology development company, Dynamic Digital Depth, Inc. ("DDD") (formerly, Xenotech Ltd.) attempting to develop a post production 3D conversion process. While we and DDD are developing similar and competitive processes, we believe that the Technology will offer greater flexibility than the DDD process. The DDD process has been in development for a longer period of time and has been made available to developers. However, we believe that the Technology will gain greater acceptance because of its ability to give the user a wider range of artistic control.

     Moreover, the entertainment, film, video and software industries are intensely competitive. We compete, and will compete, with companies having greater financial and technical resources. Therefore to the extent that we are able to establish sales, revenues and profits there is no assurance that we will be able to sustain such sales, revenues and profits. In addition, although not a major factor today, if and when we begin achieving our objectives, larger, better financed companies in peripheral businesses may be attracted to our markets. They may be prepared to spend large sums quickly to develop competitive products and to mount major marketing campaigns. We are aware of this possibility and hope to establish ourselves early in the industry. Timing is critical. Therefore, prompt development of our financing and marketing programs are essential to minimizing this risk.

4.   Advantages of the Technology

     The  current  revision  of  the  Technology   incorporates  certain  unique
features, and when fully developed, will have the following significant advantages:

     (a) The Technology will allow the processing of film, video for HDTV and large format films, such as IMAX, without distortion normally associated with less sophisticated solutions, and will enable us to pursue the market for commercial quality off-line processing;

     (b)  the  automated  image object  tracking  capability  of the  Technology
          speeds  up  the   extraction   of  images   from  within  a  scene  by
          automatically tracking the image forward and backward in time;

     (c) the Technology has been designed to aid in enhancement and production, and to become a factor in the creative aspects of film and video making. It will provide the editor with the unique ability to generate the desired final product. For example, in order to give an object a 3D effect, shading, texturing, rotations and other manipulations can be controlled and combined into a dynamic operation; and

     (d) the Technology automatically fills background information after an object has been extracted or moved when creating left eye and right eye 3D images.

5.   Post Production

     The Technology has the capability of carrying out special effects film and video editing by object manipulation and image enhancement. Images which have been captured on film or video, such as a person or an object, can be extracted on a scene by scene or a frame-by-frame basis. Through object recognition and tracking, the desired elements are extracted from the source, replicated, rotated and positioned in the appropriate stereoscopic perspective. The Technology also allows the extracted objects to be manipulated in a variety of methods, which, in addition to allowing the image to be converted from 2D to 3D, can be used to remove objects such as props or add special effects.

6.   Potential Market, Sales Plans and Strategies

     3D attractions, such as "Terminator II 3D" and "Honey I Shrunk the Audience" located at Universal Studios Theme Parks, are viewed by 80% of the patrons*. In addition, IMAX has experienced substantial growth by deploying 3D content in its theaters**. We believe that video and DVD rentals will soon include 3D titles, thereby providing a market for 3D enhanced productions, including new releases and re-released existing products. We also believe there will be a market for our technology in the multi-media and computer gaming industries, and for use in upscale, sophisticated corporate presentations.

     We believe that revenues can be achieved from post-production conversion services, box office percentages and royalties, license fees, and sale of technology and/or its applications. Initially we intend to use the Technology to provide editing services directly to customers; however, if we believe it is appropriate, we will attempt to establish industry alliances with potential industry partners for product and process development, production, and distribution agreements and to formalize those alliances as may be advantageous to us. We plan to provide conversion services to the film industry on a combination of fixed fee, income sharing, and royalty basis for the conversion of existing film libraries; however, no pricing policy has been established. For corporate presentations, we may become involved directly on a "for fee" basis for larger presentations; we may also license advertising agencies the use of the processes or form business alliances to implement our business strategy. Currently, we do not have any such alliances.

C.   Risk Factors Associated with Us and Our Business

     We are engaged in the business of developing and marketing the Technology which was acquired by our Subsidiary. As no market for the Technology has been developed and as the

------------------
*As published in the Hollywood Reporter, dated May 28, 1996 in an article entitled "T2 Goes Back to the Future."

** Based upon  information  derived from the IMAX website.

Technology remains under development, our business is characterized by a number of significant risks which are set forth below.

1. We are a recently organized company with no operating history and limited assets.

     We have limited assets and operating history. We have no record of commercial production, earnings or sales; therefore, we must be considered promotional and in our early formative and development stage. There is no assurance that the Technology will achieve commercial acceptance or, if it does, that a functionally equivalent product will not be developed by competitors with access to significantly greater resources to devote to research, development and marketing. There is nothing at this time upon which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

2.   We have not generated any revenues from operations.

     We do not have any sales, revenues from operations. Accordingly, it is impossible to predict the timing of receipt or the magnitude of revenues, if any, from the marketing of the Technology, or whether such revenues will be realized. Any material delay in bringing the Technology to market could result in significant delays in the generation of revenues. In view of the uncertainties that exist concerning the ability of the Technology to achieve commercial acceptance, there can be no assurance that we will be able to ever achieve or sustain sales and/or profitability.

3. Since we have no cash flow from operations, we may need to seek additional funding from other sources.

     We have limited financial resources and no cash flow from operations. To date, we have funded our operations primarily by issuing equity and from shareholder advances. There is no assurance that we will continue to receive such support from our shareholders. To the extent that additional funds are required to implement our business plan, we will seek to obtain such funds through equity and/or debt offerings. There is no assurance that if additional funding is needed, it will be available to us on terms and conditions acceptable to us. Failure to obtain such additional funding could result in delay or indefinite postponement of the introduction of the Technology to the market place or the ability to supply sufficient product to the market place on a continual and profitable basis. Reference should be made to Page 1 of the Notes to the Consolidated Financial Statements, which state that "the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern." See also the Independent Auditor's Report to the Consolidated Financial Statements.

4.   We face competition from larger and better financed companies.

     The entertainment, film, video and software industries are intensely competitive and we compete, and will compete, with companies having greater financial and technical resources. Therefore, to the extent that we are able to establish sales, revenues and profits, there is no assurance that we will be able to sustain such sales, revenues and profits. Moreover, although not a major factor today, if and when we begin achieving our objectives, larger, better financed companies in peripheral businesses may be attracted to our markets. They may be prepared to spend large sums quickly to develop competitive products and to mount major marketing campaigns. Timing is critical to our success, and the implementation of our financing and marketing programs are essential to minimize this risk.

5. Our products and services may become obsolete as competing technologies continue to be developed and enhanced.

     The entertainment, film, video and software industries are characterized by rapid and significant technological change, and the introduction of new products and new services. The introduction of products embodying new technologies, the emergence of new industry standards or changes in these industries may adversely affect our ability to market and sell the Technology. Our ability to anticipate changes in technology, industry standards and needs and to develop and introduce new (or enhance existing) processes and products on a timely basis will be a significant factor in our competitive position and growth prospects.

6.   We lack a sales and distribution network.

     We have not yet established a significant distribution and support network. If we fail to put into place an experienced and effective marketing infrastructure in a timely manner, there could be a substantial and indeterminate delay in the realization of anticipated revenues.

7.   Our success will depend on the market acceptance of our products.

     Our success is largely dependent upon the market acceptance of the conversion of existing 2D content into 3D. There is no assurance that this process will attain a level of market acceptance which will allow for the continuation and growth of our business operations. In addition, we believe that we will need to develop new processes and products to maintain our operations in the longer term. The development and launching of such processes and products may involve significant expenditures. There can be no assurance that we will have sufficient financial resources to fund such programs and whether such undertakings will be commercially successful.

8. In the future, if a public trading market for our shares were to develop, potential sales of issued and outstanding shares under Rule 144 could adversely affect the price of our shares.

     Of the 50,000,000 authorized shares of our common stock, as at December 31, 1998, there were issued and outstanding 18,750,105 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future may be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of our outstanding common stock every three months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not our affiliate and who has satisfied a two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of our common stock in any market that may develop for such shares. As at December 31, 1998, 16,227,524 shares were "restricted securities" subject to the Rule 144 resale provisions, all of which became available for resale at various dates through 1999.

9. Stockholders may have difficulty transferring or selling shares since there is no market for our common stock; and, because of the applicability of the Penny Stock Rules to any purported sale.

     There is no current trading market for the shares of our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for the shares of our common stock at all, of which there can be no assurance, it will likely appear on the NASD Bulletin Board, which may limit the marketability and liquidity of our shares. Thus, stockholders may find it difficult to sell their shares. To date, neither we nor anyone acting on our behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for our common stock. Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock.

     Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" to, or effect the purchase of a penny stock by, any person unless:

     (a)  such sale or purchase is exempt from Rule 15g-9;

     (b) prior to the transaction the broker or dealer has (1) approved the person's account for transactions in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and

     (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment.

     The United States Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of our common stock, assuming a market were to develop therefor, will be subject to the regulations on penny stocks; consequently, the market liquidity for our common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell common stock and the ability of stockholders to sell their securities in the secondary market.

     Moreover, our shares may only be sold or transferred by our stockholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered.

10. We are dependent on the protection afforded by intellectual property laws in order to ensure that others do not infringe on our rights.

     We have been assigned the rights in and to certain patent applications pertaining to the Technology and intend to file such other patent applications with respect to the Technology as our management may deem advisable. No assurance can be given that the patents will be granted or that, even if granted, that the Technology does not infringe upon the patents of others. In the event of infringement, the consequences to us could be materially adverse.

11. Our future success is dependent on the availability of an adequate labor supply as well as the retention of key personnel.

     We depend upon the continued recruiting and maintenance of qualified personnel to staff our operations. We believe that such personnel are currently available at reasonable salaries and wages. There can be no assurance, however, that such personnel will always be available in the future. The continuing development of the Technology has been almost entirely dependent on the skills of our management and certain key employees with whom we have no employment agreements. Loss of the services of any of this management team and/or key employees could have a materially adverse effect upon our operations.

12. Some of our officers and directors may serve in similar capacities with other companies and their responsibilities and time commitments to such other companies may limit the amount of time that they have available to attend to our business activities.

     From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest, i.e. that the fiduciary obligations of an individual to the other company conflict with the individual's fiduciary obligations to us and vice versa. Directors and officers must exercise their judgment to resolve all conflicts of interest in a manner consistent with their fiduciary duties to us. In the event that such a conflict of interest arises at a meeting of the directors, a director who has such a conflict will abstain from voting for or against the approval of such a participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review matters on which several directors, or management, may have a conflict. We are not aware of the existence of any conflict of interest as described herein.

13.  Our corporate activities are effectively controlled by our management.

     Our current officers and directors, as a group, currently own and/or control 5,137,970 or 25.58% of the current issued and outstanding shares of common stock and, accordingly, may be able to influence and/or exercise effective control over our affairs, including but not limited to, the election of directors and other matters which may be subject to shareholder vote.

     Our officers and directors as at December 31, 1998, as a group, owned and/or controlled 7,147,960 or 38.12% of the then issued and outstanding shares of common stock and, accordingly, were able to influence and/or exercise effective control over our affairs.

ITEM 2.  DESCRIPTION OF PROPERTY

     All of our tangible assets have been acquired by us since January 1998 and were new at the time of acquisition. We currently sub-lease 4,925 square feet of office and research premises, located at Suite 600, 520 - 5th Avenue SW, Calgary, Alberta, Canada from a third party, Paradigm Geophysical. Our basic annual rent is $54,175Cdn. ($4,515Cdn. monthly). In addition, we are responsible for the payment of additional rent for operating costs in the current amount of $40,631Cdn. annually. Our lease expires on March 31, 2001 and we have an option to extend the lease through February 28, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for our common stock at all, of which there can be no assurance, it will likely appear on the NASD Bulletin Board, which may limit the marketability and liquidity of our common stock. Thus, stockholders may find it difficult to sell their shares. To date, neither we, nor anyone acting on our behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for our common stock. Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock. See "Part I. Item 1. Description of Business - Risk Factors Associated with the Us and Our business."

     Of the 50,000,000 authorized shares of our common stock, as at December 31, 1998, there were issued and outstanding 18,750,105 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future could be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Specifically, as at December 31, 1998, 16,227,524 shares were "restricted securities" subject to the Rule 144 resale provisions, all of which became available for resale at various dates through 1999.

     As at December 31, 1998, there were approximately 180 holders of our common stock.

Recent sales of unregistered securities:

     Since inception through December 31, 1998, we sold securities in the manner set forth below without registration under the Securities Act of 1933, as amended.

1. In January 1998, we offered and sold an aggregate of 16,027,524 shares of our common stock for an aggregate consideration of $37,907. We believe that these transactions were exempt from registration under the Securities Act based on exemptions afforded by, and the rules and regulations promulgated under the Securities Act, including, but not limited to, Regulation S and Section 4(2), as transactions by an issuer not involving any public offering.

2. From May through August 1998, we offered and sold 2,522,581 shares of our common stock for an aggregate cash consideration of $861,290 to 30 persons in accordance with the exemption from registration afforded by Rule 504 of Regulation D.

3. During November 1998, we offered and sold to two non US Persons (as defined in Regulation S) 200,000 shares of our common stock for aggregate consideration of $100,000. We believe that these transactions were exempt from registration under the Securities Act based on an exemption afforded by Regulation S.

     We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Operations To Date

     Our Subsidiary entered into the E-Zone Agreement dated August 4, 1997 with E-Zone Networks Inc., a Delaware Corporation ("E-Zone") pursuant to which our Subsidiary agreed to purchase the Technology from E-Zone in consideration of (1) the payment of $200,000 on or before March 31, 1998; and (2) payment of an additional $160,500 for improvements made to the Technology.

     Pursuant to an Assignment Agreement dated January 27, 1998 (1) our Subsidiary assigned to us all of its right title and interest to the E-Zone Agreement and in and to the Technology; and (2), we agreed to discharge the obligations of our Subsidiary under the terms of the E-Zone Agreement.

     From inception through to December 31, 1998, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $304,661 on the development and enhancement of the Technology; (3) $184,005 (as restated in the 1999 audited financial statements) on implementing business and channel development for the Technology, and (4) $88,480 for the acquisition of capital assets including computer hardware, office furnishings and equipment.

B.   Plan of Operation

     During 1999 and 2000, we continued to enhance and pursue various channels to commercialize the Technology. We plan for the Technology to be ready for the first commercial application during 2001. We intend to pursue various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos.

     We will continue to enhance the Technology through 2001 but the main focus of our efforts and expenditure of resources through December 31, 2001 will be on commercializing the Technology. Accomplishment of this plan will depend in great part on our ability to finance these efforts and our ability to secure commercial contracts.

     At December 31, 1998, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     As at December 31, 1998, we had a working capital deficiency of $113,449, comprising accounts payable and accrued liabilities of $105,708 and advances due to shareholders of $49,004, less current assets of $41,263. We commenced operations through our subsidiary, Push Technologies Inc., on April 21, 1997, however we did not commence our activities until January 1998. As at December 31, 1997 we had no currents assets or current liabilities and a $0 working capital balance.

     Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the year ended December 31, 1998, we funded ourselves on this basis and sold 18,750,105 shares of our common stock for an aggregate consideration of $999,198 and received shareholder advances aggregating $49,004. The balance of our funding for the year ended December 31, 1998 was financed by our working capital deficiency discussed above. We anticipate that funding of future operations will be provided by further private placements and advances from shareholders and other parties.

     We funded our activities for the year ended December 31, 2000 through the sales of 956,075 shares of our common stock for an aggregate consideration of $621,448. However, we will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2001. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. See "Part I. Item 1. Descriptions of Business - Risk Factors Associated with Us and Our Business."

     Our primary focus in 2001 will be on continued research and development, as well as increased business development activities so as to achieve initial revenues. No assurance can be given that the amount available for such activities will be sufficient to achieve our goals. If additional funds are required we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

     As at December 31, 1998, we had seven full time personnel who were all in house consultants. We currently have six full time personnel (3 employees and 3 in house consultants) and anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

     There can be no assurance of our ability to continue as a going concern. Our success in continuing as a going concern is dependent on the continued support of our shareholders, our ability to raise new capital and to achieve a commercial level of production and sales from profitable operations.

C.   Forward Looking Statements

     This report  includes  "Forward-Looking  Statements"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. See "Part I. Item 1. Description of Business-Risk Factors Associated with Us and Our Business." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS

                                                                            Page

         Independent Auditors' Report dated March 23, 1999                   16

         Consolidated Balance Sheet as at December 31, 1998                  17

         Consolidated Statements of Operations and Deficit For the year ended December 31, 1998 And for the Period from
                  Commencement of Operations on April 21, 1997 to
                  December 31, 1997                                          18

         Consolidated Statements of Cash Flows for the year ended
                  December 31, 1998 and for the Period from Commencement
                  of Operations on April 21, 1997 to December 31, 1997       19

         Notes to Consolidated Financial Statements                          20

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheet of Push Entertainment Inc. (a Development Stage Enterprise) as at December 31, 1998 and the consolidated statements of operations and deficit and cash flow for the year ended December 31, 1998 and for the period from the date of commencement of operations on April 21, 1997 to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 1998 and the results of its operations and its cash flow for the year ended December 31, 1998 and for the period from the date of commencement of operations on April 21, 1997 to December 31, 1997 in accordance with generally accepted accounting principles in the United States.

Signed "KPMG LLP"

Chartered Accountants

Calgary, Canada
March 23, 1999



COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA U.S. REPORTING CONFLICTS

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when there are substantial uncertainties about the Corporation's ability to continue as a going concern, as referred to in Note 1 to these consolidated financial statements. Our report to the shareholders dated March 23, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such matters in the auditors' report when the facts are adequately disclosed in the financial statements.

Signed "KPMG LLP"

Chartered Accountants

Calgary, Canada
March 23, 1999

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 1998
(Expressed in U.S. Dollars)



Assets

Current assets:
     Cash                                                           $    29,623
     Accounts receivable                                                 11,640
                                                                    -----------
                                                                         41,263

Capital assets (note 3)                                                  77,492

                                                                    -----------
                                                                    $   118,755
                                                                    ===========

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                               $    34,060
     Accrued liabilities                                                 71,648
     Shareholder advances                                                49,004
                                                                    -----------
                                                                        154,712

Shareholders' deficiency:
     Share capital (note 5)                                             986,128
     Deficit accumulated during the development stage                (1,022,085)
                                                                    -----------
                                                                        (35,957)

Future operations (note 1)

                                                                    -----------
                                                                    $   118,755
                                                                    ===========


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)


                                                                Period from date
                                                                 of commencement
                                                                of operations on
                                                                    April 21,
                                                Year ended             1997
                                               December 31,      to December 31,
                                                  1998                 1997
                                               -----------      ----------------

Expenses:
      Technology and product development        $  304,661          $360,500
      Business and channel development             242,608              --
      General and administration                   103,328              --
      Depreciation                                  10,988              --
                                                ----------          --------
                                                   661,585           360,500

                                                ----------          --------
Net loss                                           661,585           360,500

Deficit, beginning of period                       360,500              --

                                                ----------          --------
Deficit, end of period                          $1,022,085          $360,500
                                                ==========          ========

Loss per share (note 9)                         $     0.04          $   --
                                                ==========          ========


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)


                                                                Period from date
                                                                 of commencement
                                                                of operations on
                                                                    April 21,
                                                Year ended             1997
                                               December 31,      to December 31,
                                                  1998                 1997
                                               -----------      ----------------

Cash provided by (used in):

Operations:
     Net loss                                   $ (661,585)       $ (360,500)
     Item not involving cash:
         Depreciation                               10,988               -
     Net changes in non-cash working capital:
         Accounts receivable                       (11,640)              -
         Accounts payable                           34,060               -
         Accrued liabilities                        71,648               -
         Shareholder advances                       49,004               -
         Due to company under common control
           (note 4)                               (360,500)          360,500
                                                ----------        ----------
                                                  (868,025)              -

Financing activity:
     Issuance of share capital                     986,128                 1

Investing activities:
     Acquisition of capital assets                 (88,480)              -
     Acquisition of subsidiary                          (1)              -
                                                ----------        ----------
                                                   (88,481)              -
                                                ----------        ----------

Increase in cash                                    29,622                 1

Cash, beginning of period                                1               -

                                                ----------        ----------
Cash, end of period                             $   29,623        $        1
                                                ==========        ==========


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Year ended December 31, 1998 and for the period from the date of commencement of operations on April 21, 1997 to December 31, 1997
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


Incorporation and basis of presentation:

     Push Entertainment Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on January 7, 1998. Effective January 7, 1998 the Corporation acquired for cash consideration consisting of $1 all of the issued outstanding capital stock of Push Technologies Inc. ("PTI"), a company incorporated under the laws of Alberta, Canada. PTI was incorporated as 736145 Alberta Inc. on April 21, 1997 with all capital stock being issued to a provisional shareholder to hold until the incorporation of its ultimate shareholder, which was to be the Corporation. As a result, the Corporation has accounted for the operations of PTI on the continuity of interests basis, as if PTI had always been owned by the Corporation. The Corporation is in the business of developing, manufacturing and distributing technologies for the conversion of two dimensional film and video images into three dimensional content.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.

     These consolidated financial statements are presented in U.S. Dollars, and are prepared in accordance with accounting principles generally accepted in the United States.


1.   Future operations:

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

     The Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern. The Corporation is actively pursuing various initiatives, most particularly the development, marketing and production of its products and capabilities so as to achieve a commercial level of operations, and the sourcing of additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Significant accounting policies:

     (a)  Capital assets:

          Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the following methods and annual rates:


          Assets                                Basis                     Rate
          -----------------------         -----------------               ----

          Furniture and equipment         Declining balance               20%
          Computer equipment              Declining balance               30%


     (b)  Technology and product development costs:

          Technology and product development costs are expensed in the period incurred.

     (c)  Deferred technology and product development costs:

          Costs incurred in the development of new software products are capitalized once technological and commercial feasibility has been established, and are amortized over the life of the product once the product is available for general release to customers. There have been no costs capitalized to date.

     (d)  Income taxes:

          The  Corporation  uses the liability  method of accounting  for income
          taxes.   The   Corporation  has  not  recognized  in  these  financial
          statements the potential benefits of income tax losses.

     (e)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Actual results could differ from these estimates.

     (f)  Foreign currency translation:

          The Company translates foreign currency denominated monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date, and foreign currency denominated revenues and expenses at the average rates in effect during the year.

     (g)  Loss per share:

          In accordance with SFAS No. 128, "Earnings per Share", the loss per share has been calculated based upon weighted average common shares outstanding.

3.   Capital assets:

                                                  Accumulated      Net book
                                      Cost       depreciation       value
                                    --------     ------------      --------
     Furniture and equipment        $ 47,697       $  4,921        $ 42,776
     Computer equipment               40,783          6,067          34,716
                                    --------     ------------      --------
                                    $ 88,480       $ 10,988        $ 77,492
                                    ========     ============      ========


4.   Related party transactions:

     (a) During 1998 the Corporation was charged $87,000 (1997 - $nil) for technology and product development expenditures by related parties.

     (b) During 1998 the Corporation was charged $77,000 (1997 - $nil) for business promotion and development expenditures by related parties.

     (c) During the period from the date of commencement of operations on April 21, 1997 to December 31, 1997 the Corporation was charged $360,500 for technology and product development expenditures by a company under common control.

          Related  parties   include   directors,   officers,   and  significant
          shareholders of the Corporation and companies under their control.


5.   Share capital:

     (a)  Authorized:

          50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and outstanding:


                                                  Number
                                                 of Shares            Amount
                                                 ----------        ----------
         Balance, January 7, 1998                      -           $    -

         Issued:
              For cash                           18,750,105          999,198
              Less share issue costs                                 (13,070)
                                                 ----------        ----------
         Balance, December 31, 1998              18,750,105        $ 986,128
                                                 ==========        ==========

6.   Commitments:

     Minimum future annual lease commitments in respect of office rent are as follows:

     1999                                                $     16,000
     2000                                                       2,600


7.   Fair value of financial assets and liabilities:

     The fair value of the Corporation's financial assets and liabilities as at December 31, 1998 approximate their carrying amounts, due to their short terms to maturity.


8.   Income taxes:

     The Corporation has approximately $1,075,000 (1997 - $360,500) of income tax losses and depreciable property pools, which begin expiring in 2004, available to reduce future periods' taxable income. No benefit for these losses and pools has been recognized in these financial statements.


9.   Loss per share:



     Net loss                                            $    661,585
     Weighted average common shares                        17,040,295
                                                         ------------
     Loss per common share                               $       0.04
                                                         ------------

     No calculation has been prepared for the period from the date of commencement of operations on April 21, 1997 to December 31, 1997 as the only share outstanding for this period related to the subsidiary company.


10.  Year 2000 Issue:

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify a year. The Corporation is in the process of implementing systems and management believes the Corporation has no existing software that requires modification or replacement. The costs of Year 2000 compliance efforts are expected to be minimal and will be undertaken as part of developmental efforts. The Corporation has adopted a policy to purchase systems from reputable software companies who provide assurance of Year 2000 compliance or to look to an industry test agency that can provide such assurance. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Corporation, including those relating to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are our current directors and executive officers:


Name                 Age      Position Held                         Term
---------------      ---      --------------------------------      ------------
Danny D. Lowe        52       Director, Chairman of the Board,
                              and President                         Since 1/7/98

Todd G. Simpson      35       Director & Vice President             Since 1/7/98

Mark H. Holden       43       Director & Vice President             Since 1/7/98

Ian T. Tweedie       52       Director & Chief Financial Officer    Since 3/4/98


     Norman R. Hess served from January 7, 1998 to August 30, 1999 as the Secretary, Treasurer and a Director. On August 30, 1999, Mr. Hess resigned in order to pursue an appointment to the Provincial Court of Calgary.

     Dan Matthew served as Director from March 4, 1998 to December 8, 1999. On December 8, 1999, Mr. Matthews resigned in order to pursue other interests.

     All of our directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified.

     We currently have six full time personnel and are supported to the extent required by outside consultants. Additional staff will be recruited as required to support our growth and development. Three of the full time personnel are employees and three are contracted consultants. Key personnel also have equity positions and have executed confidentiality and non-competition agreements. Compensation levels are, and will continue to be, commensurate with industry standards with incentive programs extended to the key personnel.

Danny D. Lowe
Director, Chairman of the Board and President

         From January 7, 1998 through the present, Mr. Lowe has served in several capacities in our company including as Director, Chairman of the Board and President. From January, 1996 to December 2000, Mr. Lowe worked with E-Zone Networks, Inc. and its subsidiary, E-Zone Research and Development, Inc. At various times during that period, he held the offices of director, President and Chief Executive Officer. Mr. Lowe co-founded QSound Labs, Inc. (NASDAQ) in 1988 and served as an officer and director thereof until January, 1996. Mr. Lowe was the inventor of QSound's proprietary 3D audio technology, widely recognized as a standard in 3D audio. QSound's technology has been licensed by Intel, Sega and NEC and used by such recording artists as Sting, Madonna and Pink Floyd. E-Zone provides a closed television network designed specifically for the fitness industry to alleviate the boredom associated with the use of stationary exercise equipment. E-Zone systems have been deployed in over 300 facilities in the United States with a membership of 1.5 million consumers. Mr. Lowe was one of our co-founders.

Todd G. Simpson, Ph.D.
Director and Vice President - Technical Direction & Intellectual Property

     Dr. Simpson's career has been exclusively in Calgary, Alberta. He was employed on a full time basis by Alberta Government Telephones (now Telus Corporation) as a Research Analyst between 1991 and 1993. For the period of 1992 through 1995 Dr. Simpson held the part time position of an Instructor in programming and system design courses with Continuing Education at the University of Calgary. From 1993 through 1995, Dr. Simpson was employed full time at Q Sound Labs Inc. as a Project Leader and from 1995 through to the present, Dr. Simpson has held the position of Vice President, Engineering at E-Zone Networks Inc. Dr. Simpson was the President of Push Technologies Inc. until August 1, 2000 and since 1997 has been one of our directors and officers.

Mark Holden
Director and Vice President- Film & Video Acquisition

     Mr. Holden co-founded Tanisys Technologies Inc. in Vancouver, British Columbia in 1990 where he was employed until 1994. In 1994 Mr. Holden became a self-employed consultant to Rainmaker Digital Imaging Inc. and between 1995 and 1998 he consulted to E-Zone Networks Inc. Mr. Holden provides consulting services to us, on an as need basis.

Ian T. Tweedie, C.A.
Director and Chief Financial Officer

     From October 1996 to August 1999, Mr. Tweedie was a Director and President of Digital Armor Inc. (NASD OTC). Prior to October 1996, Mr. Tweedie was President and a Director of Virtual Universe Corporation, a public company whose shares trade on the Canadian Venture Exchange. Mr. Tweedie has served as Director and Chief Financial Officer of our company since March 4, 1998 and became a full time consultant to our company in December 1999.

     The following individuals, although not officers or directors, are expected to make a significant contribution to our business:

David Spooner, Ph.D.
Senior Software Engineer

     Dr. Spooner, age 37, has 13 years of experience in software engineering and design. Dr. Spooner has consulted to us as senior software engineer since January 1998. From 1995 to 1997, Dr. Spooner consulted to E-Zone Research and Development, Inc. and prior thereto, consulted to Shell Canada. Dr. Spooner's Ph.D. was granted in computer science and his thesis was related to programming language semantics. Dr. Spooner's responsibilities include the architectural design and implementation of the Technology.

Len Bruton, Ph.D.
Technical Consultant

     Dr. Bruton, age 57, has been a Professor in the Faculty of Engineering at the University of Calgary since 1970. During this period he also served as Head of Electrical and Computer Engineering, Dean of Engineering, and Vice President, Research. In addition to his academic responsibilities Dr. Bruton carries on research in the areas of digital video and 3D filtering. Dr. Bruton has published extensively and is recognized worldwide for his work in filter design and intellectual property.

     Our consultants have entered into agreements with us, which provide in part for the description of the services to be provided by them, the compensation to be paid for their services and the reservation by us of all existing and developed intellectual property. Each of the consulting agreements can be terminated by us or the consultant upon thirty (30) days notice. The non-disclosure/non-competition agreements which we have with each of the consultants provides in part that the consultants will not disclose or utilize our intellectual property and that the intellectual property will be kept in the strictest confidence. The non-disclosure/non-competition agreements also provide that the consultants will not compete, either directly or indirectly with us or carry on a business similar to that carried on by us for a period of three (3) years from the termination of the consulting agreements. We acknowledge that such agreements are not strictly enforced by the courts in the United States and Canada and may be enforced in part only and in some cases not at all.

     Except as described below, during the past five years none of our directors, executive officers, promoters or control persons were:

     (1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

     Messrs. Lowe and Simpson were officers of E-Zone Networks, Inc. ("E-Zone") and its Canadian subsidiary, E-Zone Research and Development, Inc. ("E-Zone Canada") until December 2000. In addition, Mr. Lowe served as Director of E-Zone until June 2000. In September 2000, E-Zone and E-Zone Canada were acquired by Netpulse Communications, Inc. ("Netpulse"). In January 2001, Netpulse, E-Zone and E-Zone Canada filed a petition for bankruptcy under Chapter 7. At the time of such filing, neither of Messrs. Lowe or Simpson were officers or directors of E-Zone or E-Zone Canada.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of the named executive officers and directors from April 21, 1997 through December 31, 1998.

                                                    Annual Compensation                        Long-Term Compensation
                                             ---------------------------------   ----------------------------------------------
                                                                                            Awards                   Payments
                                                                                 ----------   ----------    -------    --------
                                                                  Other Annual                Securities                 All
                                   Year                              Compen-     Restricted      Under-                  Other
       Name And                     or                               sation        Stock         lying       LTIP      Compen-
  Principal Position              Period     Salary    Bonuses        ($)         Award(s)      Options/    Payouts     sation
                                  Ended       ($)        ($)                        ($)          SARs         ($)        ($)
----------------------------     --------    ------    -------    ------------   ----------   ----------    -------    --------
Danny D. Lowe                    12/31/97      -         --           --             -            -            -          --
President/Director               12/31/98      -         --         55,879(1)        -            -            -          --

Todd G. Simpson Ph.D             12/31/97      -         --           --             -            -            -          --
Vice President/Director          12/31/98      -         --         50,303(2)        -            -            -          --

Mark Holden                      12/31/97      -         --           --             -            -            -          --
Vice President/Director          12/31/98      -         --         37,086(3)        -            -            -          --

Norman R. Hess                   12/31/97      -         --           --             -            -            -          --
Secretary/Treasurer/Director     12/31/98      -         --         20,736(4)        -            -            -          --

Dan Matthews                     12/31/97      -         --           --             -            -            -          --
Director                         12/31/98      -         --           --             -            -            -          --

Ian Tweedie                      12/31/97      -         --           --             -            -            -          --
CFO/Director                     12/31/98      -         --           --             -            -            -          --

     Total                                     -         --        164,004           -            -            -          --

(1) Paid to T.I. - The Idea Company Ltd., a corporation controlled by Danny D. Lowe.
(2)  Paid to Quadri Inc., a corporation controlled by Todd G. Simpson.
(3)  Paid to M. Holden Productions Ltd., a corporation controlled by Mark Holden
(4) Paid to Norman R. Hess Professional Corporation, a corporation controlled by Norman Hess. Mr. Hess resigned on August 30, 1999.

     No officer or director was paid more than $100,000 in 1998. We made additional payments to our officers and directors, totaling $87,805 for the 12 month period ending December 31, 1999, and $60,000 for the year ending December 31, 2000. We do not have any employee stock option or other compensatory plans, however it is our intention to implement such a plan.

     There are no standard or other arrangements pursuant to which our directors are compensated for any services provided as a director or for which any director was compensated during 1998 for any service provided as a director.

     There are no employment contracts between us and any named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1998 regarding the beneficial ownership of the common stock of, (1) each person who was known by us to own beneficially more than five percent (5%) of our outstanding common stock; (2) each of the directors and officers as at December 31, 1998; and (3) all of the directors and officers as at December 31, 1998, as a group.

                                         Shares of             Approximate
                                         Common                Percentage
                                         Stock                 of Issued and
Name and Address of                      Beneficially          Outstanding as at
Beneficial Owner                         Owned                 December 31, 1998
---------------------------------------- --------------------- -----------------
Directors and Officers:
  Danny Lowe                             1,799,990(1)(3)           9.60%
  37 Woodhaven View SW
  Calgary, Alberta, Canada
  T2W 5P6

  Todd Simpson                           1,517,990(1)(2)(4)(8)     8.10%
  133 Edgebrook Crescent NW
  Calgary, Alberta, Canada
  T3A 5A4

  Mark Holden                            1,799,990(1)(5)           9.60%
  2397 Palmerston Avenue
  West Vancouver, BC, Canada
  V7V 2W2

  Dan Matthews                           1,779,990(6)              9.60%
  2710 Bellevue Avenue
  West Vancouver, BC, Canada
  V7V 1E6

  Norman R. Hess(10)                      130,000                  0.69%
  202e, 500 Eau Claire Ave SW
  Calgary, Alberta
  T2P 3R8

  Ian Tweedie                             100,000(2)(7)            0.53%
  3922 - 4th Street SW
  Calgary, Alberta, Canada
  T2S 1Y5

  5% Stockholders:

    Buchaneer Holdings Ltd.(9)          1,290,000(1)              6.88%

Directors and Officers as a Group
    (6 persons)                         7,147,960                38.12%

(1)  Direct ownership.

(2)  Beneficial ownership.

(3) Does not include 1,290,000 shares owned as at December 31, 1998 by a Bahamian corporate foundation, as to which Mr. Lowe disclaims any direct or beneficial interest but from which certain members of Mr. Lowe's family and other third parties may benefit.

(4) Does not include 750,000 shares owned as at December 31, 1998 by a Bahamian corporate foundation as to which Dr. Simpson disclaims any direct or beneficial interest but from which members of Dr. Simpson's family and other third parties may benefit.

(5) Does not include 535,500 shares owned as at December 31, 1998 by a Bahamian corporate foundation as to which Mr. Holden disclaims any direct or beneficial interest but from which members of Mr. Holden's family and other third parties may benefit.

(6) These shares are registered in the name of Abacus (Nominee) Limited - M1636, a corporation , as trustee for the Matthews Family Trust of which Mr. Matthews is one of the discretionary beneficiaries. Mr. Matthews resigned as a director of our company on December 8, 1999.

(7) These shares are registered in the name of Barracuda Financial Corp., a private Alberta, Canada corporation controlled by Mr. Tweedie.

(8) Includes 18,000 shares which are registered in the name of Quadri Inc., a private Alberta, Canada corporation controlled by Dr. Simpson.

(9) Buchaneer Holdings Ltd. is a Bahamian corporate foundation whose principal is Richard W. DeVries of Calgary, Alberta, Canada.

(10) Mr. Hess resigned as a director of our company on August 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Technology was acquired from E-Zone by our subsidiary in August 1997 and subsequently assigned to us. Mr. Lowe and Dr. Simpson are stockholders of E-Zone and at that time were also officers and directors of E-Zone. Mr. Hess, a former director who resigned on August 30, 1999, is a stockholder of E-Zone and was also an officer of E-Zone at that time.

     In December, 1998, we entered into a sub-lease agreement with E-Zone Canada, a wholly owned subsidiary of E-Zone. The sub-lease provided for payment of basic and additional rent of $52,888Cdn. annually. We believe that the sublease, which expired on February 28, 2000, was on terms and conditions as, or more favorable than, we could have been obtained from unrelated third parties.

     Through December 31, 1998 corporations controlled by certain officers and directors received fees aggregating $164,004. See "Part III. Item 10. Executive Compensation."

     We have not formulated any policy towards entering into future transactions with related parties.

     In 2000, Mr. Lowe, our President and Director, transferred 1,709,990 shares to a Canadian spousal trust for the benefit of Mr. Lowe's wife, Dian Lowe. In 2000, Mr. Lowe also transferred 90,000 shares to Katana Trading Corporation, a Bahamian corporation, in consideration for establishing and maintaining such trust.

     In 2000, Mr. Holden, our Vice-President and Director, transferred 1,709,990 shares to a Canadian spousal trust for the benefit of his wife, Debra Holden. In 2000, Mr. Holden also transferred 90,000 shares to Katana Trading Corporation, a Bahamian corporation, in consideration for establishing and maintaining such trust.

     In 2000, 100,000 shares were sold to Mr. Tweedie, our Chief Financial Officer and Director, from Mr. Mike Lowe in consideration for the payment of $0.003 per share or $334.00 in the aggregate.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits: Exhibit 21- Subsidiaries
     (b) Reports on Form 8K: No  reports  were filed on Form 8K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2001               Push Entertainment Inc.



                                          By: /s/ Danny D. Lowe
                                          Danny D. Lowe, President


                                          By: /s/ Ian Tweedie
                                          Ian Tweedie, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Danny D. Lowe
-------------------------------------------------      February 27, 2001
Danny D. Lowe, President and Director

By: /s/ Todd G. Simpson
-------------------------------------------------      February 27, 2001
Todd G. Simpson, Vice President and Director

By: /s/ Ian Tweedie
-------------------------------------------------      February 27, 2001
Ian Tweedie, Chief Financial Officer and Director

                                   EXHIBIT 21



                              List of Subsidiaries



Push Technologies Inc. - An Alberta, Canada corporation.