Form 10QSB
period 1999-03-31
PUSH ENTERTAINMENT INC/CN
filed 2001-02-27
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to ___________

          Commission file number: 000-24957

                             PUSH ENTERTAINMENT INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                        51-0384101
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

          Suite 600, 520-5th Avenue SW, Calgary, Alberta, Canada T2P3R7
                    (Address of principal executive offices)

                                 (403)-297-1055
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__] No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,084,642 shares of common stock outstanding as at December 31, 2000



Transitional Small Business Disclosure Format (Check One): Yes[__] No [X]

                             PUSH ENTERTAINMENT INC.

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements:...............................................3
          Consolidated Balance Sheets.........................................3
          Consolidated Statements of Operations and Deficit...................4
          Consolidated Statements of Cash Flow................................5
          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........7

PART II   OTHER INFORMATION...................................................9

Item 1.   Legal Proceedings...................................................9
Item 2.   Changes in Securities...............................................9
Item 3.   Defaults Upon Senior Securities.....................................9
Item 4.   Submission of Matters to a Vote of Security Holders.................9
Item 5.   Other Information...................................................9
Item 6.   Exhibits and Reports on Form 8-K....................................9

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------
                                                          March 31,    December 31,
                                                               1999            1998
-----------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                               $     5,280     $    29,623
     Accounts receivable                                      8,304          11,640
     ------------------------------------------------------------------------------
                                                             13,584          41,263

Capital assets                                               73,958          77,492

-----------------------------------------------------------------------------------
                                                        $    87,542     $   118,755
===================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                   $    78,032     $    43,888
     Accrued liabilities                                    106,274          61,820
     Shareholder advances                                    82,825          49,004
     ------------------------------------------------------------------------------
                                                            267,131         154,712

Shareholders' deficiency:
     Share capital                                          986,128         986,128
     Deficit accumulated during the development stage    (1,165,717)     (1,022,085)
     ------------------------------------------------------------------------------
                                                           (179,589)        (35,957)

-----------------------------------------------------------------------------------
                                                        $    87,542     $   118,755
===================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------------
                                                      Three months ended          From inception
                                                           March 31,              April 21, 1997
                                                ----------------------------        to March 31,
                                                      1999              1998                1999
------------------------------------------------------------------------------------------------
Expenses:
     Technology and product development         $   74,066        $   58,831          $  739,227
     Business and channel development               42,777            38,046             285,385
     General and administration                     21,363            34,629             124,691
     Depreciation                                    5,426               350              16,414
     -------------------------------------------------------------------------------------------
                                                   143,632           131,856           1,165,717

------------------------------------------------------------------------------------------------
Net loss                                           143,632           131,856           1,165,717

Deficit, beginning of period                     1,022,085           360,500                  --

------------------------------------------------------------------------------------------------
Deficit, end of period                          $1,165,717        $  492,356          $1,165,717
================================================================================================

Loss per share                                  $     0.01        $     0.01          $     0.06
================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

---------------------------------------------------------------------------------------------------------
                                                               Three months ended          From inception
                                                                     March 31,             April 21, 1997
                                                           --------------------------        to March 31,
                                                                1999             1998                1999
---------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                              $(143,632)       $(131,856)        $(1,165,717)
     Item not involving cash:
         Depreciation                                          5,426              350              16,414
     Net changes in non-cash working capital:
         Accounts receivable                                   3,336           (5,910)             (8,304)
         Accounts payable                                     43,972         (195,455)             78,032
         Accrued liabilities                                  34,626            6,483             106,274
         Shareholder advances                                 33,821             (699)             82,825
         Other advances
         -------------------------------------------------------------------------------------------------
                                                             (22,451)        (327,087)           (890,476)

Financing activities:
     Issue of share capital                                       --          892,198             986,129
     Net changes in non-cash working capita:
         Share subscriptions receivable                           --         (468,259)                 --
     ----------------------------------------------------------------------------------------------------
                                                                  --          423,939             986,129

Investments activities:
     Acquisition of capital assets                            (1,892)          (5,388)            (90,372)

---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  (24,343)          91,464               5,280

Cash, beginning of period                                     29,623               --                  --

---------------------------------------------------------------------------------------------------------
Cash, end of period                                        $   5,280        $  91,464         $     5,280
=========================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

March 31, 1999
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------

1.   Incorporation:

     Push Entertainment Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on January 7, 1998. Effective January 7, 1998 the Corporation acquired for cash consideration consisting of $1 all of the issued outstanding capital stock of Push Technologies Inc. ("PTI"), a company incorporated under the laws of Alberta, Canada. The Corporation is in the business of developing, manufacturing and distributing technologies for the conversion of 2D film and video images into 3D content.


2.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.

Item 2. Management's Discussion and Analysis or Plan of Operation.

A.   Operations To Date

     Our subsidiary, Push Technologies Inc. (formerly 736145 Alberta Inc.), an Alberta, Canada corporation (the "Subsidiary") entered into an agreement dated August 4, 1997 with E-Zone Networks Inc., a Delaware Corporation ("E-Zone") pursuant to which our Subsidiary agreed to purchase certain technology and intellectual property, referred to as the "Technology," from E-Zone in consideration for (1) the payment of $200,000 on or before March 31, 1998; and
(2) payment of an additional $160,500 for improvements made to the Technology.

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

     From our inception on April 27, 1997 through March 31, 1999, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $378,727 on the development and enhancement of the Technology (of which $74,066 was expended in the three months ending March 31, 1999); (3) $285,385 on implementing business and channel development for the Technology (of which $42,777 was expended in the three months ended March 31, 1999), and (4) $90,372 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $1,892 was expended in the three months ended March 31, 1999).

B.   Plan of Operation

     We plan for the Technology to be ready for the first commercial application during 2001. We intend to pursue various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos. We hope to be able to secure at least one contract during 2001.

     We expect to spend substantially all of our efforts and resources through December 31, 2000 to further research, develop and market the Technology.

     At March 31, 1999, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending March 31, 1999, we had a working capital deficiency of $253,547. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended March 31, 1999, we did not issue any shares of our common stock. However, we received additional shareholder advances totaling $33,821. We anticipate that funding of future operations will be provided by further private placements and additional advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at March 31, 1999 our working capital deficiency aggregated $253,547. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development                     $ 225,000
     Business Development                            75,000
     Capital Investments                             15,000
     General Administrative Expenses                 87,000
                                                  ---------
     Total                                        $ 402,000
                                                  =========

     We anticipate making computer equipment purchases aggregating $15,000 through December 31, 2000. However, our primary focus will be on continued research and development, as well as increased business development activities so as to achieve initial revenues. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

     As at March 31, 1999, we had 7 full time personnel who were all in house consultants. We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

     There can be no assurance of our ability to continue as a going concern. Our success in continuing as a going concern is dependent on the continued support of our shareholders, our ability to raise new capital and to achieve a commercial level of production and sales from profitable operations.

C.   Forward Looking Statements

     This report  includes  "Forward-Looking  Statements"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     Not Applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 27, 2001             PUSH ENTERTAINMENT INC.


                                    By: /s/ Danny D. Lowe
                                        -------------------------
                                        Danny D. Lowe, President


                                    By: /s/ Ian Tweedie
                                        -------------------------
                                        Ian Tweedie, Chief Financial Officer