Form 10QSB
period 1999-06-30
PUSH ENTERTAINMENT INC/CN
filed 2001-02-28
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to ___________

                        Commission file number: 000-24957

                             PUSH ENTERTAINMENT INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       51-0384101
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

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

20,084,642 shares of common stock outstanding as of December 31, 2000


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

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------------------
                                                                June 30,       December 31,
                                                                    1999               1998
-------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                    $    10,793        $    29,623
     Accounts receivable                                          11,680             11,640
     Prepaid expenses                                                707                 --
     --------------------------------------------------------------------------------------
                                                                  23,180             41,263

Capital assets                                                    75,146             77,492

-------------------------------------------------------------------------------------------
                                                             $    98,326        $   118,755
===========================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                        $    22,260        $    43,888
     Accrued liabilities                                          55,793             61,820
     Shareholder advances                                         51,724             49,004
     Other advances                                               30,612                 --
     --------------------------------------------------------------------------------------
                                                                 160,389            154,712

Shareholders' deficiency:
     Share capital                                             1,232,128            986,128
     Deficit accumulated during the development stage         (1,294,191)        (1,022,085)
     --------------------------------------------------------------------------------------
                                                                 (62,063)           (35,957)

-------------------------------------------------------------------------------------------
                                                             $    98,326        $   118,755
===========================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------------------------------------
                                                Three months ended            Six months ended     From inception
                                                      June 30,                     June 30,        April 21, 1997
                                           -------------------------     -------------------------     to June 30
                                                 1999           1998           1999           1998           1999
-----------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                         $   81,942     $   72,637     $  156,008     $  131,468     $  821,169
     Business and channel
       development                             29,575         34,370         72,352         72,415        314,960
     General and administration                11,395         47,312         32,758         81,942        136,086
     Depreciation                               5,562          1,750         10,988          2,100         21,976
     ------------------------------------------------------------------------------------------------------------
                                              128,474        156,069        272,106        287,925      1,294,191

-----------------------------------------------------------------------------------------------------------------
Net loss                                      128,474        156,069        272,106        287,925      1,294,191

Deficit, beginning of period                1,165,717        492,356      1,022,085        360,500             --

-----------------------------------------------------------------------------------------------------------------
Deficit, end of period                     $1,294,191     $  648,425     $1,294,191     $  648,425     $1,294,191
=================================================================================================================

Loss per share                             $     0.01     $     0.01     $     0.01     $     0.02     $     0.07
=================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                Six months ended         From inception
                                                          June 30,                         June 30,            April 21, 1997
                                                -------------------------       ---------------------------        to June 30
                                                     1999            1998            1999              1998              1999
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                   $(128,474)      $(156,069)      $(272,106)      $  (287,925)      $(1,294,191)
     Item not involving cash:
         Depreciation                               5,562           1,750          10,988             2,100            21,976
     Net changes in non-cash
       working capital:
         Accounts receivable                       (3,376)         (5,565)            (40)          (11,475)          (11,680)
         Prepaid expenses                            (707)         (7,647)           (707)           (7,647)             (707)
         Accounts payable                         (55,772)       (136,714)        (11,800)         (332,169)           22,260
         Accrued liabilities                      (50,481)         22,568         (15,855)           29,051            55,793
         Shareholder advances                     (31,101)         (9,801)          2,720                --            51,724
         Other advances                            30,612              --          30,612           (10,500)           30,612
         --------------------------------------------------------------------------------------------------------------------
                                                 (233,737)       (291,478)       (256,188)         (618,565)       (1,124,213)

Financing activities:
     Issue of share capital                       246,000              --         246,000           892,198         1,232,129
     Net changes in non-cash
       working capital:
         Share subscription
           receivable                                  --         364,408              --          (103,851)               --
     ------------------------------------------------------------------------------------------------------------------------
                                                  246,000         364,408         246,000           788,347         1,232,129

Investments activities:
     Acquisition of capital assets                 (6,750)        (25,256)         (8,642)          (30,644)          (98,122)

-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                         5,513          47,674         (18,830)          139,138            10,793

Cash, beginning of period                           5,280          91,464          29,623                --                --

-----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                             $  10,793       $ 139,138       $  10,793       $   139,138       $    10,793
=============================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
June 30, 1999
(Expressed in U.S. Dollars)

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


2.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally United States accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

          50,000,000 common shares with a par value of $.001 per share

          5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

--------------------------------------------------------------------------------
                                                         Number
                                                      of Shares           Amount
--------------------------------------------------------------------------------

          Balance, January 1, 1999                   18,750,105       $  986,128
          Issued:
               For cash                                 378,462          246,000

--------------------------------------------------------------------------------
          Balance, June 30, 1999                     19,128,567       $1,232,128

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

     From our inception on April 27, 1997 through June 30, 1999, we had expended
(1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $460,669 on the development and enhancement of the Technology (of which $81,942 was expended in the quarter ending June 30, 1999); (3) $314,960 on implementing business and channel development for the Technology (of which $29,575 was expended in the quarter ended June 30, 1999), and (4) $98,122 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $6,750 was expended in the quarter ended June 30, 1999).

B.   Plan of Operation

     We plan for the Technology to be ready for the first commercial application during 2001. We intend to pursue various potential revenue streams, including the conversion of all film formats. In addition we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos. We hope to be able to secure at least one contract during 2001.

     We expect to spend substantially all of our efforts and resources through December 31, 2000 to further research, develop and market the Technology.

     At June 30, 1999, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending June 30, 1999, we had a working capital deficiency of $137,209. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended June 30, 1999, we issued 378,462 shares of our common stock for gross proceeds of $246,000. We anticipate that funding of future operations will be provided by further private placements and advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at June 30, 1999, our working capital deficiency aggregated $137,209. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development                     $ 150,000
     Business Development                            75,000
     Capital Investments                              8,000
     General Administrative Expenses                 58,000
                                                  ---------
         Total                                    $ 291,000
                                                  =========

     We anticipate making computer equipment purchases aggregating $7,000 through December 31, 2000. However, our primary focus will be on continued research and development, as well as increased business development activities so as to achieve initial revenues. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

     As at June 30, 1999, we had 7 full time personnel who were all in house consultants. We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities.

     In May 1999, we offered and sold 378,462 shares of our common stock for aggregate cash consideration of $246,000 to a non US Person (as defined in Regulation S). We believe that such transaction was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 26, 2001             PUSH ENTERTAINMENT INC.


                                    By: /s/ Danny D. Lowe
                                        -------------------------
                                        Danny D. Lowe, President



                                    By: /s/ Ian Tweedie
                                        -------------------------
                                        Ian Tweedie, Chief Financial Officer