Form 10QSB
period 1999-09-30
PUSH ENTERTAINMENT INC/CN
filed 2001-02-28
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999

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

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------------
                                                               September 30,        December 31,
                                                                        1999                1998
------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                        $     7,583         $    29,623
     Accounts receivable                                               7,471              11,640
     Prepaid expenses                                                    477                  --
     -------------------------------------------------------------------------------------------
                                                                      15,531              41,263

Capital assets                                                        70,790              77,492

------------------------------------------------------------------------------------------------
                                                                 $    86,321         $   118,755
================================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                            $    64,803         $    43,888
     Accrued liabilities                                              74,022              61,820
     Shareholder advances                                            158,421              49,004
     -------------------------------------------------------------------------------------------
                                                                     297,246             154,712

Shareholders' deficiency:
     Share capital                                                 1,232,128             986,128
     Deficit accumulated during the development stage             (1,443,053)         (1,022,085)
     -------------------------------------------------------------------------------------------
                                                                    (210,925)            (35,957)

------------------------------------------------------------------------------------------------
                                                                 $    86,321         $   118,755
================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------------------------------------
                                                Three months ended              Nine months ended         From inception
                                                    September 30,                  September 30,       April 21, 1997 to
                                            -------------------------       -------------------------      September 30,
                                                  1999           1998             1999           1998               1999
------------------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                          $   84,046     $   77,664       $  240,054     $  209,132         $  905,215
     Business and channel
       development                              21,852         44,776           94,204        117,192            336,812
     General and administration                 37,685         43,331           70,443        124,272            173,771
     Depreciation                                5,279          4,000           16,267          6,100             27,255
     -------------------------------------------------------------------------------------------------------------------
                                               148,862        169,771          420,968        457,696          1,443,053

------------------------------------------------------------------------------------------------------------------------
Net loss                                       148,862        169,771          420,968        457,696          1,443,053

Deficit, beginning of period                 1,294,191        648,425        1,022,085        360,500                 --

------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                      $1,443,053     $  818,196       $1,443,053     $  818,196         $1,443,053
========================================================================================================================

Loss per share                              $     0.01     $     0.01       $     0.02     $     0.02         $     0.08
========================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                Nine months ended         From inception
                                                       September 30,                    September 30,        April 21, 1997 to
                                                -------------------------       ---------------------------      September 30,
                                                     1999            1998            1999              1998               1999
------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                   $(148,862)      $(169,771)      $(420,968)      $  (457,696)      $(1,443,053)
     Item not involving cash:
         Depreciation                               5,279           4,000          16,267             6,100            26,255
     Net changes in non-cash
       working capital:
         Accounts receivable                        4,209           3,691           4,169            (7,784)           (7,471)
         Prepaid expenses                             230         (32,669)           (477)          (40,316)             (477)
         Accounts payable                          42,543          (2,601)         30,743          (334,770)           64,803
         Accrued liabilities                       18,229          49,950           2,374            79,001            74,022
         Shareholder advances                     106,697              --         109,417                --           158,421
         Other advances                           (30,612)             --              --           (10,500)               --
         --------------------------------------------------------------------------------------------------------------------
                                                   (2,287)       (147,400)       (258,475)         (765,965)       (1,126,500)

Financing activities:
     Issue of share capital                            --              --         246,000           892,198         1,232,129
     Net changes in non-cash working
       capital:
           Share subscriptions
             receivable                                --         103,390              --              (461)               --
     ------------------------------------------------------------------------------------------------------------------------
                                                       --         103,390         246,000           891,737

Investments activities:
     Acquisition of capital assets                   (923)        (40,778)         (9,565)          (71,422)          (98,045)

-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                        (3,210)        (84,788)        (22,040)          (54,350)            7,583

Cash, beginning of period                          10,793         139,138          29,623                --                --

-----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                             $   7,583       $  54,350       $   7,583       $    54,350       $     7,583
=============================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 1999
(Expressed in U.S. Dollars)

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

     Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

          50,000,000 common shares with a par value of $.001 per share

          5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

          ---------------------------------------------------------------------
                                                       Number
                                                    of Shares            Amount
          ---------------------------------------------------------------------
          Balance, January 1, 1999                 18,750,105        $  986,128
          Issued:
               For cash                               378,462           246,000

          ---------------------------------------------------------------------
          Balance, September 30, 1999              19,128,567        $1,232,128

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

     From our inception on April 27, 1997 through September 30, 1999, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $544,715 on the development and enhancement of the Technology (of which $84,046 was expended in the quarter ending September 30, 1999); (3) $336,812 on implementing business and channel development for the Technology (of which $21,852 was expended in the quarter ended September 30, 1999), and (4)
$98,045 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $923 was expended in the quarter ended September 30, 1999).

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

     At September 30, 1999, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending September 30, 1999 we had a working capital deficiency of $281,715. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended September 30, 1999, we did not issue any shares of our common stock but we received shareholder and other advances totaling $76,085. We anticipate that funding of future operations will be provided by private placements and additional advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at September 30, 1999, our working capital deficiency aggregated $281,715. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development               $  75,000
     Business Development                      25,000
     Capital Investments                        7,000
     General Administrative Expenses           29,000
                                            ---------
     Total                                  $ 136,000
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

     As at September 30, 1999, we had 7 full time personnel who were all in house consultants . We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

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