Form 10KSB
period 1999-12-31
PUSH ENTERTAINMENT INC/CN
filed 2001-02-28
CIK 1063089

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to ________.

Commission File Number       000-24957


                             PUSH ENTERTAINMENT INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                        51-0384101
(State or other  jurisdiction                  (IRS Employee Identification No.)
of Incorporation or organization)

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

                  Yes                   No     X
                     ----------           ----------

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

                  Yes: ________             No: _________

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

                                      None.

     Transitional Small Business Disclosure Format (check one):

                  Yes                       No      X
                      -------------            ------------

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

Item 1.  Description of Business                                             4

Item 2.  Description of Property                                            10

Item 3.  Legal Proceedings                                                  10

Item 4.  Submissions of Matters to a Vote of Security Holders               10


                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters           11

Item 6.  Management's Discussion and Analysis or Plan of Operation          12

Item 7.  Financial Statements                                               14

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                          24


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  24

Item 10. Executive Compensation                                             27

Item 11. Security Ownership of Certain Beneficial Owners and Management     28

Item 12. Certain Relationships and Related Transactions                     29

Item 13. Exhibits and Reports on Form 8K                                    30

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

     As at December 31, 1999 we had a total of seven full time personnel, all of which were contracted consultants. We currently have a total of six full time personnel, of which three are employees and three are contracted consultants.

B. Our Business

     Following our acquisition of the Technology, we have continued to expend resources on (1) the development and enhancement of the Technology ($304,661 for the year ended December 31, 1998 and $304,855 for the year ending December 31,
1999); and (2) implementing limited business and channel (e.g. potential markets) development for the Technology ($184,005 for the year ended December 31, 1998 and $101,023 for the year ended December 31, 1999). To date, we have not yet generated any revenues as a result of these business and channel expenditures. E-Zone, the initial developer of the Technology, had not generated any revenues from the Technology prior to its acquisition by us. Funds for the activities mentioned above were obtained by us through the sale of shares of our common stock.

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

2. Intellectual Property

     We have been assigned the rights in and to a certain patent application pertaining to specific aspects of the Technology; and we intend to file additional patent, as well as copyright, applications for our technologies and processes as and when our management deems such applications timely, necessary, and/or advantageous. From our inception in 1997 through December 31, 1999, we have spent approximately $970,016 on research and development activities.

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

6. Potential Market, Sales Plans and Strategies

     3D attractions, such as "Terminator II 3D" and "Honey I Shrunk the Audience" located at Universal Studios Theme Parks, are viewed by 80% of the patrons(*). In addition, IMAX has experienced substantial growth by deploying 3D content in its theaters(**). We believe that video and DVD rentals will soon include 3D titles, thereby providing a market for 3D enhanced productions, including new releases and re-released existing products. We also believe there will be a market for our technology in the multi-media and computer gaming industries, and for use in upscale, sophisticated corporate presentations.

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

C. Risk Factors Associated with Us and Our Business

     We are engaged in the business of developing and marketing the Technology which was acquired by our Subsidiary. As no market for the Technology has been developed and as the Technology remains under development, our business is characterized by a number of significant risks which are set forth below.


-------------

(*) As published in the Hollywood Reporter, dated May 28, 1996 in an article entitled "T2 Goes Back to the Future."
(**) Based upon  information  derived from the IMAX website.

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

     Of the 50,000,000 authorized shares of our common stock, as at December 31, 1999, there were issued and outstanding 19,128,567 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future may be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of our outstanding common stock every three months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not our affiliate and who has satisfied a two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of our common stock in any market that may develop for such shares. As at December 31, 1999, 16,227,524 shares were subject to possible resale pursuant to Rule 144; an additional 378,462 shares became available for resale on April 1, 2000.

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

     Our officers and directors as at December 31, 1999, as a group, owned and/or controlled 5,217,970 or 27.78% of the then issued and outstanding shares of common stock and, accordingly, were able to influence and/or exercise effective control over our affairs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

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

     Of the 50,000,000 authorized shares of our common stock, as at December 31, 1999, there were issued and outstanding 19,128,567 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future could be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Specifically, as at December 31, 1999, 16,227,524 shares were subject to possible resale pursuant to Rule 144; an additional 378,462 shares became available for resale on April 1, 2000.

     As at December 31, 1999, there were approximately 180 holders of our common stock.

Recent sales of unregistered securities:

     Since inception through December 31, 1999, we sold securities in the manner set forth below without registration under the Securities Act of 1933, as amended.

1. In January 1998, we offered and sold an aggregate of 16,027,524 shares of our common stock for an aggregate consideration of $37,907. We believe that these transactions were exempt from registration under the Securities Act in accordance with exemptions afforded by, and the rules and regulations promulgated under the Securities Act, including, but not limited to, Regulation S and Section 4(2), as transactions by an issuer not involving any public offering.

2. From May through August 1998, we offered and sold 2,522,581 shares of our common stock for an aggregate cash consideration of $861,290 to 30 persons in accordance with the exemption from registration afforded by Rule 504 of Regulation D.

3. During November 1998, we offered and sold to two non US Persons (as defined in Regulation S) 200,000 shares of our common stock for aggregate consideration of $100,000. We believe that these transactions were exempt from registration under the Securities Act in accordance with an exemption afforded by Regulation S.

4. In May 1999, we offered and sold 378,462 shares of our common stock for aggregate cash consideration of $246,000 to a non US Person (as defined in Regulation S). We believe that such transaction was exempt from registration under the Securities Act under an exemption afforded by Regulation S.

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

     From inception through December 31, 1999, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $609,516 on the development and enhancement of the Technology ($304,855 of which was expended during the year ended December 31, 1999); (3) $285,028 on implementing business and channel development for the Technology ($101,023 of which was expended during the year ended December 31, 1999), and (4) $104,462 for the acquisition of capital assets including computer hardware, office furnishings and equipment ($15,982 of which was expended during the year ended December 31, 1999).

B. Plan of Operation

     During 2000, we continued to enhance and pursue various channels to commercialize the Technology. We plan for the Technology to be ready for the first commercial application during 2001. We intend to pursue various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos.

     We will continue to enhance the Technology through 2001 but the main focus of our efforts and expenditure of resources through December 31, 2001 will be on commercializing the Technology. Accomplishment of this plan will depend in great part on our ability to finance these efforts and our ability to secure commercial contracts.

     At December 31, 1999, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     As at December 31, 1999, we had a working capital deficiency of $379,662, an increase of $266,213 or 235% from our working capital deficiency as of December 31, 1998. This increase in our working capital deficiency can be attributed to (i) our reduction in cash by 82%, from $29,623 for the year ended December 31, 1998 to $5,381 for the year ended December 31, 1999, (ii) a 34% reduction in our accounts receivables from $11,640 for the year ended December 31, 1998 to $7,736 for the year ended December 31, 1999, as well as (iii) a 56% increase in our accounts payable and accrued liabilities (including amounts due to related parties) from $105,708 for the year ended December 31, 1998 to $164,651 for the year ended December 31, 1999 and (iv) a 366% increase in shareholder advances from $49,004 for the year ended December 31, 1998 to $228,128 for the year ended December 31, 1999.

     Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the year ended December 31, 1999, we continued to fund ourselves on this basis and sold 378,462 shares of our common stock for an aggregate consideration of $246,000 and received additional shareholder advances aggregating $179,124. The balance of our funding for the year ended December 31, 1999 was financed by the increase in our working capital deficiency discussed above, the most significant component being the 366% increase in shareholder advances from $49,004 for the year ended December 31, 1998 to $228,128 for the year ended December 31, 1999. We anticipate that funding of future operations will be provided by further private placements and additional shareholder advances.

     We funded our activities for the year ended December 31, 2000 through sales of 956,075 shares of our common stock for an aggregate consideration of $621,448. However, we will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2001. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. See "Part I. Item 1. Descriptions of Business - Risk Factors Associated with Us and Our Business."

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

     As at December 31, 1999, we had seven full time personnel who were all in house consultants. We currently have six full time personnel (3 employees and 3 in house consultants) and anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                          Page

    Independent Auditors' Report dated May 23, 2000                        15

    Consolidated Balance Sheets as at December 31, 1999
             And 1998                                                      16

    Consolidated  Statements of Operations  and Deficit
             For the years ended December 31, 1999 and 1998
             And for the Period from Commencement of
             Operations on April 21, 1997 to December 31, 1997
             And for the Period from Commencement of
             Operations on April 21, 1997 to December 31, 1999             17

    Consolidated  Statements of Cash Flows for the years ended
             December 31, 1999 and 1998 and for the Period from
             Commencement of Operations on April 21, 1997 to
             December 31, 1997 and for the Period from
             Commencement of Operations on April 21, 1997 to
             December 31, 1999                                             18

    Notes to Consolidated Financial Statements                             19

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Push Entertainment Inc. (a Development Stage Enterprise) as at December 31, 1999 and 1998 and the related consolidated statements of operations and deficit, and cash flows for the years ended December 31, 1999 and 1998 and the period from the date of commencement of operations on April 21, 1997 to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Push Entertainment Inc. (a Development Stage Enterprise) as at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from the date of commencement of operations on April 21, 1997 to December 31, 1997 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 1 to the financial statements, the Corporation has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are disclosed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Signed "KPMG LLP"

Chartered Accountants

Calgary, Canada
May 23, 2000

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 1999 and 1998
(Expressed in United States Dollars)

----------------------------------------------------------------------------------------------
                                                                     1999               1998
----------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                       $     5,381        $    29,623
     Accounts receivable                                              7,736             11,640
----------------------------------------------------------------------------------------------
                                                                     13,117             41,263

Capital assets (note 3)                                              72,264             77,492

----------------------------------------------------------------------------------------------
                                                                $    85,381        $   118,755
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable                                           $    92,230        $    34,060
     Accrued liabilities                                             10,926             61,820
     Amounts due to related parties                                  61,495              9,828
     Shareholder advances                                           228,128             49,004
----------------------------------------------------------------------------------------------
                                                                    392,779            154,712

Stockholders' deficiency:
     Share capital (note 5)                                       1,255,888            986,128
     Deficit accumulated during the development stage            (1,563,286)        (1,022,085)
----------------------------------------------------------------------------------------------
                                                                   (307,398)           (35,957)

Future operations (note 1)

Subsequent event (note 10)

----------------------------------------------------------------------------------------------
                                                                $    85,381        $   118,755
----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in United States Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                              Period from         Period from
                                                                             commencement         commencement
                                                                           of operations on     of operations on
                                               Years ended December 31,    April 21, 1997 to   April 21, 1997 to
                                           ------------------------------     December 31,        December 31,
                                                1999           1998              1997                 1999
----------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product development    $   304,855     $   304,661        $ 360,500           $   970,016
     Business and channel development          101,023         184,005               --               285,028
     General and administration                114,113         161,931               --               276,044
     Depreciation                               21,210          10,988               --                32,198
-------------------------------------------------------------------------------------------------------------
                                               541,201         661,585          360,500             1,563,286

-------------------------------------------------------------------------------------------------------------
Net loss                                       541,201         661,585          360,500             1,563,286

Deficit, beginning of period                 1,022,085         360,500               --                    --

-------------------------------------------------------------------------------------------------------------
Deficit, end of period                     $ 1,563,286     $ 1,022,085        $ 360,500           $ 1,563,286
-------------------------------------------------------------------------------------------------------------

Loss per share                             $      0.03     $      0.04        $      --           $      0.09
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Period from         Period from
                                                                                                commencement of      commencement of
                                                                                                 operations on       operations on
                                                                 Years ended December 31,      April 21, 1997 to   April 21, 1997 to
                                                               ---------------------------        December 31,        December 31,
                                                                  1999               1998            1997                1999
------------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):
Operations:
     Net loss                                                 $  (541,201)       $  (661,585)    $  (360,500)       $(1,563,286)
     Item not involving cash:
         Depreciation                                              21,210             10,988              --             32,198
     Net changes in non-cash working capital:
         Accounts receivable                                        3,904            (11,640)             --             (7,736)
         Accounts payable                                          58,170             34,060              --             92,230
         Accrued liabilities                                      (50,894)            61,820              --             13,525
         Amounts due to related parties                            51,667              9,828              --             58,896
     --------------------------------------------------------------------------------------------------------------------------
                                                                 (457,144)          (556,529)       (360,500)        (1,374,173)

Financing activities:
     Issuance of share capital                                    269,760            986,128               1          1,255,889
     Shareholder advances                                         179,124             49,004              --            228,128
     Due to company under common control                               --           (360,500)        360,500                 --
     --------------------------------------------------------------------------------------------------------------------------
                                                                  448,884            674,632         360,501          1,484,017

Investing activities:
     Acquisition of capital assets                                (15,982)           (88,480)             --           (104,462)
     Acquisition of subsidiary                                         --                 (1)             --                 (1)
     --------------------------------------------------------------------------------------------------------------------------
                                                                  (15,982)           (88,481)             --           (104,463)

     --------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalent                   (24,242)            29,622               1              5,381

Cash and cash equivalents, beginning of period                     29,623                  1              --                 --

-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $     5,381        $    29,623     $         1        $     5,381
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 1999 and 1998 and for the period from commencement of operations on April 21, 1997 to December 31, 1997 (Expressed in United States Dollars)

--------------------------------------------------------------------------------

Incorporation and basis of presentation:

     Push Entertainment Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on January 7, 1998. Effective January 7, 1998 the Corporation acquired for cash consideration of $1, all of the issued outstanding capital stock of Push Technologies Inc. ("PTI"), a company incorporated under the laws of the Province of Alberta, Canada. PTI was incorporated as 736145 Alberta Inc. on April 21, 1997 with all capital stock being issued to a provisional shareholder to hold until the incorporation of its ultimate shareholder, which was to be the Corporation. As a result, the Corporation has accounted for the operations of PTI on the continuity of interests basis, as if PTI had always been owned by the Corporation. The Corporation is in the business of developing technologies for the conversion of 2D film and video images into 3D content.

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

     At December 31, 1999 the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern. The Corporation is actively pursuing various initiatives, most particularly the development, marketing and production of its products and capabilities so as to achieve a commercial level of operations, and the sourcing of additional financing.

     During its development stage, the Corporation has funded its operating activities primarily by issuing equity and from shareholder advances. The Corporation anticipates that funding of future operations will be provided by further private placements (see note 10).

     There can be no assurance of the Corporation's ability to continue as a going concern. The application of the going concern concept is dependent upon the Corporation receiving the continued support of its shareholders, its ability to raise new capital and its ability to achieve a commercial level of production and sales and profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Significant accounting policies:

     (a) Capital assets:

         Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the following methods and annual rates:

         ------------------------------------------------------------------------------------
         Assets                                               Basis                 Rate
         ------------------------------------------------------------------------------------
         Furniture and equipment                  Declining balance                  20%
         Computer equipment                       Declining balance                  30%
         ------------------------------------------------------------------------------------

     (b) Technology and product development costs:

         Costs incurred in the development of new technology and software products are capitalized once technological and commercial feasibility has been established, and are amortized over the life of the product once the product is available for general release to customers. There have been no costs capitalized to date.

     (d) Cash and cash equivalents:

         The Corporation's cash equivalents are deposits which have an original maturity of less than three months. Cash equivalents are recorded at cost which approximates current market value.

     (e) Income taxes:

         The Corporation uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.

     (f) Use of estimates:

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

3.   Capital assets:

     ---------------------------------------------------------------------------------
                                                        Accumulated           Net book
     December 31, 1999                     Cost        depreciation              value
     ---------------------------------------------------------------------------------
     Furniture and equipment          $  50,839         $  13,786          $    37,053
     Computer equipment                  53,623            18,412               35,211

     ---------------------------------------------------------------------------------
                                      $ 104,462         $  32,198          $    72,264
     ---------------------------------------------------------------------------------


     ---------------------------------------------------------------------------------
                                                        Accumulated           Net book
     December 31, 1998                     Cost        depreciation              value
     ---------------------------------------------------------------------------------

     Furniture and equipment          $  47,697         $    4,921         $    42,776
     Computer equipment                  40,783              6,067              34,716

     ---------------------------------------------------------------------------------
                                      $  88,480         $   10,988         $    77,492
     ---------------------------------------------------------------------------------

4.   Related party transactions:

     (a)  During 1999 the Corporation was charged $29,000 (1998 - $87,000;  1997
          - $nil) for technology and product development expenditures by related parties.

     (b)  During 1999 the Corporation was charged $55,000 (1998 - $77,000;  1997
          - $nil) for business and channel development expenditures by related parties.

     (c) During 1999 the corporation was charged $3,500 (1998 - $nil; 1997 - $nil) for general and administrative expenses by related parties.

     (d) During the period from the commencement of operations on April 21, 1997 to December 31, 1997 the Corporation was charged $360,500 for technology and product development expenditures by a company under common control.

     Related parties include directors, officers and significant shareholders of the Corporation and companies under their control.

5.   Share capital:

     (a) Authorized:

         50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b) Common shares issued and to be issued:

         ----------------------------------------------------------------------
                                                    Number
                                                  of Shares              Amount
         ----------------------------------------------------------------------
         Balance, January 7, 1998                       --          $        --

         Issued:
              For cash                          18,750,105              999,198
              Less share issue costs                    --              (13,070)

         ----------------------------------------------------------------------
         Balance, December 31, 1998             18,750,105              986,128

         Issued:
              For cash                             378,462              269,760

         ----------------------------------------------------------------------
         Balance, December 31, 1999             19,128,567          $ 1,255,888
         ----------------------------------------------------------------------

     (c) On December 15, 1999, the Corporation entered into an Agency Agreement with Rogers & Partners Securities Inc., for the private placement, pursuant to an Offering Memorandum of the same date, of up to 2,500,000 common shares of the Corporation at $0.65 per share. As at December 31, 1999, no shares had been sold pursuant to this Offering Memorandum (see note 10).

6.   Commitments:

     Minimum future annual lease commitments in respect of office rent are as follows:

     --------------------------------------------------------------------------
     2000                                                           $    59,900
     2001                                                                18,000
     --------------------------------------------------------------------------

7.   Fair value of financial assets and liabilities:

     The fair value of the Corporation's financial assets and liabilities as at December 31, 1999 and 1998 approximate their carrying amounts, due to their short terms to maturity.

8.   Income taxes:

     The tax effects of temporary differences that give rise to significant portions of future income tax assets are approximately as follows:

     -----------------------------------------------------------------------------------------
                                                  1999              1998               1997
     -----------------------------------------------------------------------------------------
     Future income tax assets:

         Income tax losses                    $  698,000        $   479,000        $   161,000
         Less:  valuation allowance             (698,000)          (479,000)          (161,000)

     -----------------------------------------------------------------------------------------
     Net future tax assets                    $       --        $        --        $        --
     -----------------------------------------------------------------------------------------

     The Corporation has  approximately  $1,563,000  (1998 - $1,075,000;  1997 -
     $360,500) of income tax losses and pools, which begin expiring in 2004 and are available to reduce future periods' taxable income. No benefit for these losses and pools has been recognized in these financial statements.

     The income tax losses are subject to review by the United States and Canadian taxation authorities.

9.   Loss per share:

     -----------------------------------------------------------------------------------------
                                                                    1999                 1998
     -----------------------------------------------------------------------------------------
     Net loss                                                   $   541,201        $   661,585
     Weighted average common shares                              18,892,028         17,040,295
     -----------------------------------------------------------------------------------------

     Loss per common share                                      $      0.03        $      0.04
     -----------------------------------------------------------------------------------------

10.  Subsequent event:

     Subsequent to the year end, the Corporation has issued 871,960 common shares for gross cash proceeds of $566,744 (net proceeds of $543,223) pursuant to the December 15, 1999 Offering Memorandum.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are our current directors and executive officers:


-------------------------------------------------------------------------------------------------
Name                 Age      Position Held                                            Term
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Danny D. Lowe        52       Director, Chairman of the Board, and President       Since 1/7/98
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Todd G. Simpson      35       Director & Vice President                            Since 1/7/98
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Mark H. Holden       43       Director & Vice President                            Since 1/7/98
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Ian T. Tweedie       52       Director & Chief Financial Officer                   Since 3/4/98
-------------------------------------------------------------------------------------------------


     Norman R. Hess served from January 7, 1998 to August 30, 1999 as the Secretary, Treasurer and a Director. On August 30, 1999, Mr. Hess resigned in order to pursue an appointment to the Provincial Court of Calgary.

     Dan Matthew served as a Director from March 4, 1998 to December 8, 1999. On December 8, 1999, Mr. Matthews resigned in order to pursue other interests.

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

Danny D. Lowe
Director, Chairman of the Board and President

     From January 7, 1998 to the present, Mr. Lowe has held several offices in our company including Director, Chairman of the Board and President. From January, 1996 to December 2000, Mr. Lowe worked with E-Zone Networks, Inc. and its subsidiary, E-Zone Research and Development, Inc. At various times during that period, he held the offices of director, President and Chief Executive Officer of those companies. Mr. Lowe co-founded QSound Labs, Inc. (NASDAQ) in 1988 and served as an officer and director thereof until January, 1996. Mr. Lowe was the inventor of QSound's proprietary 3D audio technology, widely recognized as a standard in 3D audio. QSound's technology has been licensed by Intel, Sega and NEC and used by such recording artists as Sting, Madonna and Pink Floyd. E-Zone provides a closed television network designed specifically for the fitness industry to alleviate the boredom associated with the use of stationary exercise equipment. E-Zone systems have been deployed in over 300 facilities in the United States with a membership of 1.5 million consumers. Mr. Lowe was one of our co-founders.

Todd G. Simpson, Ph.D.
Director and Vice President - Technical Direction & Intellectual Property

     Dr. Simpson's career has been exclusively in Calgary, Alberta. He was employed on a full time basis by Alberta Government Telephones (now Telus Corporation) as a Research Analyst between 1991 and 1993. For the period of 1992 through 1995 Dr. Simpson held the part time position of an Instructor in programming and system design courses with Continuing Education at the University of Calgary. From 1993 through 1995, Dr. Simpson was employed full time at QSound Labs Inc. as a Project Leader and from 1995 through to the present, Dr. Simpson has held the position of Vice President, Engineering at E-Zone Networks Inc. Dr. Simpson was the President of Push Technologies Inc. until August 1, 2000 and since 1997 has been one of our directors and officers.

Mark Holden
Director and Vice President- Film & Video Acquisition

     Mr. Holden co-founded Tanisys Technologies Inc. in Vancouver, British Columbia in 1990 where he was employed until 1994. In 1994, Mr. Holden became a self-employed consultant to Rainmaker Digital Imaging Inc. and between 1995 and 1998 he consulted to E-Zone Networks Inc. Mr. Holden provides consulting services to us, on an as need basis.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of the named executive officers and directors from April 21, 1997 through December 31, 1999.


------------------------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation                         Long-Term Compensation
                                          ------------------------------------------------------------------------------------------
                                                                                           Awards                   Payments
                                                                                 ---------------------------------------------------

                                                                      Other                       Securities                  All
                                  Year                                Annual       Restricted       Under-                   other
            Name And               or                                 Compen-         Stock         Lying        LTIP       Compen-
       Principal Position        Period     Salary      Bonuses       sation         Award(s)      Options/     Payouts     sation
                                 Ended       ($)          ($)          ($)             ($)           SARs         ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Danny D. Lowe                 12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
President/Director            12/31/98        --           --        55,879(1)         --             --          --          --
                              ------------------------------------------------------------------------------------------------------
                              12/31/99        --           --        21,037(1)         --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Todd G. Simpson Ph.D.         12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Vice President/Director       12/31/98        --           --        50,303(2)         --             --          --          --
                              ------------------------------------------------------------------------------------------------------
                              12/31/99        --           --        19,084(2)         --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Mark Holden                   12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Vice President/Director       12/31/98        --           --        37,086(3)         --             --          --          --
                              ------------------------------------------------------------------------------------------------------
                              12/31/99        --           --        33,659(3)         --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Norman R. Hess                12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Secretary/Treasurer/Director  12/31/98        --           --        20,736(4)         --             --          --          --
                              ------------------------------------------------------------------------------------------------------
                              12/31/99        --           --        10,659(4)         --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Dan Matthews                  12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Director                      12/31/98        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
                              12/31/99        --           --            --            --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Ian Tweedie                   12/31/97        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Chief Financial               12/31/98        --           --            --            --             --          --          --
                              ------------------------------------------------------------------------------------------------------
Officer/Director              12/31/99        --           --         3,366(5)         --             --          --          --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                    --           --       251,809            --             --          --          --
====================================================================================================================================


     (1) Paid to T.I. - The Idea Company Ltd., a corporation controlled by Danny D. Lowe.

     (2)  Paid to Quadri Inc., a corporation controlled by Todd G. Simpson.

     (3) Paid to M. Holden Productions Ltd., a corporation controlled by Mark Holden.

     (4) Paid to Norman R. Hess Professional Corporation, a corporation controlled by Norman Hess. Mr. Hess resigned on August 30, 1999.

     (5) Paid to Barracuda Financial Corp., a corporation controlled by Ian T. Tweedie.

     No officer or director was paid more than $100,000 in 1998 or 1999. We made additional payments to our officers and directors, totaling $60,000 for the year ending December 31, 2000. We do not have any employee stock option or other compensatory plans, however it is our intention to implement such a plan.

     There are no standard or other arrangements pursuant to which directors are compensated for any services provided as a director or for which any director was compensated during 1999 for any service provided as a director.

     There are no employment contracts between us and any named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1999 regarding the beneficial ownership of the common stock of, (1) each person who was known by us to own beneficially more than five percent (5%) of our then outstanding common stock; (2) each of the directors and officers as at December 31, 1999; and (3) all of the directors and officers as at December 31, 1999, as a group.

                                                                       Shares of          Approximate
                                                                        Common             Percentage
                                                                         Stock           of Issued and
Name and Address of                                                   Beneficially     Outstanding as at
Beneficial Owner                                                         Owned         December 31, 1999


Directors and Officers:
----------------------
  Danny Lowe                                                         1,799,990(1)(3)         9.41%
  37 Woodhaven View SW
  Calgary, Alberta, Canada
  T2W 5P6

  Todd Simpson                                                       1,517,990(1)(2)(4)(8)   7.94%
  133 Edgebrook Crescent NW
  Calgary, Alberta, Canada
  T3A 5A4

  Mark Holden                                                        1,799,990(1)(5)         9.41%
  2397 Palmerston Avenue
  West Vancouver, BC, Canada
  V7V 2W2

  Ian Tweedie                                                          100,000(2)(7)         0.52%
  3922 - 4th Street SW
  Calgary, Alberta, Canada
  T2S 1Y5


  5% Stockholders:
  ----------------
   Abacus (Nominees) Limited(6)                                      1,779,990(1)            9.41%
   Buchaneer Holdings Ltd.(9)                                        1,290,000(1)            6.74%

Directors and Officers as a Group (4 persons)                        5,217,970              27.28%


(1)  Direct ownership.

(2)  Beneficial ownership.

(3) Does not include 1,290,000 shares owned by a Bahamian corporate foundation, as to which Mr. Lowe disclaims any direct or beneficial interest but from which certain members of Mr. Lowe's family and other third parties may benefit.

(4) Does not include 750,000 shares owned by a Bahamian corporate foundation as to which Dr. Simpson disclaims any direct or beneficial interest but from which members of Dr. Simpson's family and other third parties may benefit.

(5) Does not include 535,500 shares owned by a Bahamian corporate foundation as to which Mr. Holden disclaims any direct or beneficial interest but from which members of Mr. Holden's family and other third parties may benefit.

(6) Abacus (Nominees) Limited - M1636, is a corporation which is trustee for the Matthews Family Trust of which Mr. Matthews, a former director, is one of the discretionary beneficiaries. Mr. Matthews resigned as a director on December 8, 1999.

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

(9) Buchaneer Holdings Ltd. is a Bahamian corporate foundation whose principal is Richard W. DeVries of Calgary, Alberta, Canada.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Technology was acquired from E-Zone by our subsidiary in August 1997 and subsequently assigned to us. Mr. Lowe and Dr. Simpson are stockholders and at that time were also officers and directors of E-Zone. Mr. Hess, a former director who resigned on August 30, 1999, is a stockholder of E-Zone and was also an officer of E-Zone at that time.

     In December, 1998, we entered into a sub-lease agreement with E-Zone Canada, a wholly owned subsidiary of E-Zone. The sub-lease provided for payment of basic and additional rent of $52,888Cdn. annually. We believe that the sublease, which expired on February 28, 2000, was on terms and conditions as, or more favorable than, we could have been obtained from unrelated third parties.

     Through December 31, 1999 corporations controlled by certain officers and directors received fees aggregating $251,809. See "Part III. Item 10. Executive Compensation."

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits: Exhibit 21- Subsidiaries

     (b) Reports on Form 8K:  No  reports  were filed on Form 8K during the last quarter of the fiscal year ended December 31, 1999.

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


By: /s/ Danny D. Lowe                                February 27, 2001
-------------------------------------------------
Danny D. Lowe, President and Director

By: /s/ Todd G. Simpson                              February 27, 2001
-------------------------------------------------
Todd G. Simpson, Vice President and Director

By: /s/ Ian Tweedie                                  February 27, 2001
-------------------------------------------------
Ian Tweedie, Chief Financial Officer and Director