Form 10QSB
period 2000-03-31
PUSH ENTERTAINMENT INC/CN
filed 2001-02-28
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

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


Transitional Small Business Disclosure Format (Check One): Yes[_] No [X]

                             PUSH ENTERTAINMENT INC.

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I   FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements:................................................3
         Consolidated Balance Sheets..........................................3
         Consolidated Statements of Operations and Deficit....................4
         Consolidated Statements of Cash Flow.................................5
         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............7

PART II  OTHER INFORMATION....................................................9

Item 1.  Legal Proceedings....................................................9
Item 2.  Changes in Securities................................................9
Item 3.  Defaults Upon Senior Securities......................................9
Item 4.  Submission of Matters to a Vote of Security Holders..................9
Item 5.  Other Information....................................................9
Item 6.  Exhibits and Reports on Form 8-K.....................................9

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------------------
                                                                 March 31,         December 31,
                                                                      2000                 1999
-----------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                      $    41,883          $     5,381
     Accounts receivable                                             5,001                7,736
     ------------------------------------------------------------------------------------------
                                                                    46,884               13,117

Capital assets                                                      68,062               72,264

-----------------------------------------------------------------------------------------------
                                                               $   114,946          $    85,381
===============================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                          $    91,763          $   153,725
     Accrued liabilities                                            46,775               10,926
     Shareholder advances                                           20,640              228,128
     Other advances                                                 21,770                   --
     ------------------------------------------------------------------------------------------
                                                                   180,948              392,779

Shareholders' deficiency:
     Share capital                                               1,612,268            1,255,888
     Deficit accumulated during the development stage           (1,678,270)          (1,563,286)
     ------------------------------------------------------------------------------------------
                                                                   (66,002)            (307,398)

-----------------------------------------------------------------------------------------------
                                                               $   114,946          $    85,381
===============================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------------------------------
                                                        Three months ended                From inception
                                                              March 31,                   April 21, 1997
                                                  --------------------------------          to March 31,
                                                        2000                  1999                  2000
--------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product development           $   58,747            $   74,066            $1,028,763
     Business and channel development                    349                42,777               343,980
     General and administration                       51,383                21,363               268,824
     Depreciation                                      4,505                 5,426                35,703
     ---------------------------------------------------------------------------------------------------
                                                     114,984               143,632             1,678,270

--------------------------------------------------------------------------------------------------------
Net loss                                             114,984               143,632             1,678,270

Deficit, beginning of period                       1,563,286             1,022,085                    --

--------------------------------------------------------------------------------------------------------
Deficit, end of period                            $1,678,270            $1,165,717            $1,678,270
========================================================================================================

Loss per share                                    $     0.01            $     0.01            $     0.09
========================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

----------------------------------------------------------------------------------------------------------------
                                                                Three months ended                From inception
                                                                      March 31,                   April 21, 1997
                                                             ------------------------------         to March 31,
                                                                  2000                 1999                 2000
----------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                                $(114,984)         $  (143,632)         $(1,678,270)
     Item not involving cash:
         Depreciation                                            4,505                5,426               36,703
     Net changes in non-cash working capital:
         Accounts receivable                                     2,735                3,336               (5,001)
         Accounts payable                                         (467)              43,972               91,763
         Accrued liabilities                                    35,849               34,626               56,603
         Shareholder advances                                 (207,488)              33,821               20,640
         Other advances                                        (39,725)                  --               11,942
         -------------------------------------------------------------------------------------------------------
                                                              (319,575)             (22,451)          (1,465,620)

Financing activities:
     Issuance of share capital (net of issue costs)            356,380                   --            1,612,269

Investments activities:
     Acquisition of capital assets                                (303)              (1,892)            (104,765)

----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                     36,502              (24,343)              41,883

Cash, beginning of period                                        5,381               29,623                   --

----------------------------------------------------------------------------------------------------------------
Cash, end of period                                          $  41,883          $     5,280          $    41,883
================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
March 31, 2000
(Expressed in U.S. Dollars)

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


2.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

     Operating results for the three month period ended March 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

          50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

--------------------------------------------------------------------------------
                                                     Number
                                                  of Shares             Amount
--------------------------------------------------------------------------------
          Balance, January 1, 2000               19,128,567         $1,255,888
          Issued:
               For cash                             636,460            356,380
--------------------------------------------------------------------------------

          Balance, March 31, 2000                19,765,027         $1,612,268
--------------------------------------------------------------------------------

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

     From our inception on April 27, 1997 through March 31, 2000, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $668,263 on the development and enhancement of the Technology (of which $58,747 was expended in the quarter ending March 31, 2000); (3) $343,980 on implementing business and channel development for the Technology (of which $349 was expended in the quarter ended March 31, 2000), and (4) $104,765 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $303 was expended in the quarter ended March 31, 2000).

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

     At March 31, 2000, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending March 31, 2000, we had a working capital deficiency of $134,064. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended March 31, 2000, we issued 636,460 shares of our common stock for gross proceeds of $413,699. We anticipate that funding of future operations will be provided by further private placements and advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at March 31, 2000, our working capital deficiency aggregated $134,064. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development                    $  170,000
     Business Development                            10,000
     Capital Investments                              6,000
     General Administrative Expenses                204,000
                                                 ----------

     Total                                       $  390,000
                                                 ==========

     We anticipate making computer equipment purchases aggregating $6,000 through December 31, 2000. However, our primary focus will be on continued research and development, as well as increased business development activities so as to achieve initial revenues. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

     As of March 31, 2000, we had 7 full time personnel (4 employees and 3 in house consultants). We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

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

Item 2. Changes in Securities.

     From January 2000 through March 2000, we sold an aggregate of 636,460 shares of our common stock to seven non US Persons (as defined in Regulation S) pursuant to an Offering Memorandum for an aggregate consideration of $413,699. We believe that these transactions were exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

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