Form 10QSB
period 2000-06-30
PUSH ENTERTAINMENT INC/CN
filed 2001-03-01
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

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

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

---------------------------------------------------------------------------------------------
                                                                 June 30,        December 31,
                                                                     2000                1999
---------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                     $    12,651         $     5,381
     Accounts receivable                                           24,720               7,736
     Prepaid expenses                                               5,703                  --
     ----------------------------------------------------------------------------------------
                                                                   43,074              13,117

Capital assets                                                     63,557              72,264

---------------------------------------------------------------------------------------------
                                                              $   106,631         $    85,381
=============================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                         $    92,471         $   153,725
     Accrued liabilities                                            8,752              10,926
     Shareholder advances                                          20,280             228,128
     Other advances                                                10,150                --
     ----------------------------------------------------------------------------------------
                                                                  131,653             392,779

Shareholders' deficiency:
     Share capital                                              1,791,763           1,255,888
     Deficit accumulated during the development stage          (1,816,785)         (1,563,286)
     ----------------------------------------------------------------------------------------
                                                                  (25,022)           (307,398)

---------------------------------------------------------------------------------------------
                                                              $   106,631         $    85,381
=============================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                 Six months ended           From inception
                                                             June 30,                           June 30,              April 21, 1997
                                                  ----------------------------        ----------------------------        to June 30
                                                        2000              1999              2000              1999              2000
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                                $   64,854        $   81,942        $  123,601        $  156,008        $1,093,617
     Business and channel
       development                                     2,100            29,575             2,449            72,352           346,080
     General and administration                       67,056            11,395           118,439            32,758           335,880
     Depreciation                                      4,505             5,562             9,010            10,988            41,208
     -------------------------------------------------------------------------------------------------------------------------------
                                                     138,515           128,474           253,499           272,106         1,816,785

------------------------------------------------------------------------------------------------------------------------------------
Net loss                                             138,515           128,474           253,499           272,106         1,816,785

Deficit, beginning of period                       1,678,270         1,165,717         1,563,286         1,022,085                --

------------------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                            $1,816,785        $1,294,191        $1,816,785        $1,294,191        $1,816,785
====================================================================================================================================

Loss per share                                    $     0.01        $     0.01        $     0.01        $     0.01        $     0.10
====================================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------------------------------------------------
                                                        Three months ended             Six months ended        From inception
                                                              June 30,                      June 30,           April 21, 1997
                                                    ------------------------      --------------------------       to June 30
                                                         2000           1999           2000             1999             2000
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                       $(138,515)     $(128,474)     $(253,499)     $  (272,106)     $(1,816,785)
     Item not involving cash:
         Depreciation                                   4,505          5,562          9,010           10,988           41,208
     Net changes in non-cash
       working capital:
         Accounts receivable                          (19,719)        (3,376)       (16,984)             (40)         (24,720)
         Prepaid expenses                              (5,703)          (707)        (5,703)            (707)          (5,703)
         Accounts payable                                 708        (55,772)           241          (11,800)          92,471
         Accrued liabilities                          (38,023)       (50,481)        (2,174)         (15,855)          18,580
         Shareholder advances                            (360)       (31,101)      (207,848)           2,720           20,280
         Other advances                               (11,620)        30,612        (51,345)          30,612              322
         --------------------------------------------------------------------------------------------------------------------
                                                     (208,727)      (233,737)      (528,302)        (256,188)      (1,674,347)

Financing activities:
     Issue of share capital (net)                     179,495        246,000        535,875          246,000        1,791,764

Investments activities:
     Acquisition of capital assets                         --         (6,750)          (303)          (8,642)        (104,765)

-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                           (29,232)         5,513          7,270          (18,830)          12,651

Cash, beginning of period                              41,883          5,280          5,381           29,623               --

-----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                 $  12,651      $  10,793      $  12,651      $    10,793      $    12,651
=============================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements

June 30, 2000
(Expressed in U.S. Dollars)
(Prepared without audit)

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


2.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the Company's financial position results of operations and cash flows. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

     Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

     50,000,000 common shares with a par value of $.001 per share
     5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

--------------------------------------------------------------------------------
                                                    Number
                                                 of Shares             Amount
--------------------------------------------------------------------------------
          Balance, January 1, 2000              19,128,567         $1,255,888
          Issued:
               For cash                            925,460            535,875

--------------------------------------------------------------------------------
          Balance, June 30, 2000                20,054,027         $1,791,763

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

     From our inception on April 27, 1997 through June 30, 2000, we had expended
(1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $733,117 on the development and enhancement of the Technology (of which $64,854 was expended in the quarter ending June 30, 2000); (3) $346,080 on implementing business and channel development for the Technology (of which $2,100 was expended in the quarter ended June 30, 2000), and (4) $104,765 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $0 was expended in the quarter ended June 30, 2000).

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

     At June 30, 2000, we were still in the development stage and we had no history of generating revenues or cash flow from operations.

     For the quarter ending June 30, 2000, we had a working capital deficiency of $88,579. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended June 30, 2000, we issued 289,000 shares of our common stock for gross proceeds of $187,850. We anticipate that funding of future operations will be provided by further private placements and advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at June 30, 2000, our working capital deficiency aggregated $88,579. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development                    $  106,000
     Business Development                             8,000
     Capital Investments                              6,000
     General Administrative Expenses                137,000
                                                 ----------

     Total                                       $  257,000
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

     As of June 30, 2000, we had 7 full time personnel (4 employees and 3 in house consultants.) We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

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

Item 2. Changes in Securities.

     From April 2000 through June 2000, we sold an aggregate of 289,000 shares of our common stock to five non-US Persons (as defined in Regulation S) pursuant to an Offering Memorandum for an aggregate consideration of $187,850. We believe that these transactions were exempt from registration under the Securities Act pursuant to Regulation S.

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