Form 10QSB
period 2000-09-30
PUSH ENTERTAINMENT INC/CN
filed 2001-03-01
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000

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

SIGNATURE PAGE ..............................................................10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

---------------------------------------------------------------------------------------------------
                                                             September 30,             December 31,
                                                                      2000                     1999
---------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                      $     7,209              $     5,381
     Accounts receivable                                            21,255                    7,736
     Prepaid expenses                                                5,483                       --
     ----------------------------------------------------------------------------------------------
                                                                    33,947                   13,117

Capital assets                                                      59,052                   72,264

---------------------------------------------------------------------------------------------------
                                                               $    92,999              $    85,381
===================================================================================================

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                          $   125,669              $   153,725
     Accrued liabilities                                            12,016                   10,926
     Shareholder advances                                           20,001                  228,128
     Other advances                                                 76,821                       --
     ----------------------------------------------------------------------------------------------
                                                                   234,507                  392,779

Shareholders' deficiency:
     Share capital                                               1,791,763                1,255,888
     Deficit accumulated during the development stage           (1,933,271)              (1,563,286)
     ----------------------------------------------------------------------------------------------
                                                                  (141,508)                (307,398)

---------------------------------------------------------------------------------------------------
                                                               $    92,999              $    85,381
===================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

-----------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                  Nine months ended        From inception
                                                     September 30,                       September 30,         April 21, 1997
                                           ----------------------------        ----------------------------   to September 30
                                                 2000              1999              2000              1999              2000
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                         $   63,839        $   84,046        $  187,440        $  240,054        $1,157,456
     Business and channel
       development                                397            21,852             2,846            94,204           346,477
     General and administration                47,745            37,685           166,184            70,443           373,625
     Depreciation                               4,505             5,279            13,515            16,267            45,713
     ------------------------------------------------------------------------------------------------------------------------
                                              116,486           148,862           369,985           420,968         1,933,271

-----------------------------------------------------------------------------------------------------------------------------
Net loss                                      116,486           148,862           369,985           420,968         1,933,271

Deficit, beginning of period                1,816,785         1,294,191         1,563,286         1,022,085                --

-----------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                     $1,933,271        $1,443,053        $1,933,271        $1,443,053        $1,933,271
=============================================================================================================================

Loss per share                             $     0.01        $     0.01        $     0.02        $     0.02        $     0.10
=============================================================================================================================

See accompanying notes to financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------------------------------------------------
                                                Three months ended               Nine months ended         From inception
                                                   September 30,                    September 30,          April 21, 1997
                                            -------------------------       ---------------------------   to September 30
                                                 2000            1999            2000              1999              2000
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                               $(116,486)      $(148,862)      $(369,985)      $  (420,968)      $(1,933,271)
     Item not involving cash:
         Depreciation                           4,505           5,279          13,515            16,267            45,713
     Net changes in non-cash
       working capital:
         Accounts receivable                    3,465           4,209         (13,519)            4,169           (21,255)
         Prepaid expenses                         220             230          (5,483)             (477)           (5,483)
         Accounts payable                      33,198          42,543           3,439            30,743           125,669
         Accrued liabilities                    3,264          18,229           1,090             2,374            21,844
         Shareholder advances                    (279)        106,697        (208,127)          109,417            20,001
         Other advances                        66,671         (30,612)         15,326                --            66,993
         ----------------------------------------------------------------------------------------------------------------
                                               (5,442)         (2,287)       (533,744)         (258,475)       (1,679,789)

Financing activities:
     Issue of share capital                        --              --         535,875           246,000         1,791,764

Investments activities:
     Acquisition of capital assets                 --            (923)           (303)           (9,565)         (104,765)

-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                    (5,442)         (3,210)          1,828           (22,040)            7,209

Cash, beginning of period                      12,651          10,793           5,381            29,623                --

-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                         $   7,209       $   7,583       $   7,209       $     7,583       $     7,209
=========================================================================================================================

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

     Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The  consolidated   financial   statements  include  the  accounts  of  the
     Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

     50,000,000 common shares with a par value of $.001 per share
     5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

--------------------------------------------------------------------------------
                                                      Number
                                                   of Shares              Amount
--------------------------------------------------------------------------------
          Balance, January 1, 2000                19,128,567         $1,268,958
          Issued:
               For cash                              925,460            522,805

--------------------------------------------------------------------------------
          Balance, September 30, 2000             20,054,027         $1,791,763
================================================================================

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

     From our inception on April 27, 1997 through September 30, 2000, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $796,956 on the development and enhancement of the Technology (of which $63,839 was expended in the quarter ending September 30, 2000); (3) $346,477 on implementing business and channel development for the Technology (of which $397 was expended in the quarter ended September 30, 2000), and (4) $104,765 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $0 was expended in the quarter ended September 30, 2000).

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

     At September 30, 2000, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending September 30, 2000, we had a working capital deficiency of $200,560. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended September 30, 2000, we did not issue any shares of our common stock nor receive any shareholder advances. However, we received other advances totaling $66,671. We anticipate that funding of future operations will be provided by private placements and advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2000. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable.

     As at September 30, 2000, our working capital deficiency aggregated $200,560. We anticipate our additional cash requirements through December 31, 2000, in excess of the proceeds to date from the sale of shares of our common stock and from advances, to be as follows:

     Research and Development                    $  41,500
     Business Development                            7,500
     Capital Investments                             6,000
     General Administrative Expenses                89,000
                                                 ---------

     Total                                       $ 144,000
                                                 =========

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

     As at September 30, 2000, we had 7 full time personnel (4 employees and 3 in house consultants). We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

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


Date: February 28, 2001             PUSH ENTERTAINMENT INC.


                                    By: /s/ Danny D. Lowe
                                        -------------------------
                                        Danny D. Lowe, President



                                    By: /s/ Ian Tweedie
                                        -------------------------
                                        Ian Tweedie, Chief Financial Officer