Form 10KSB
period 2000-12-31
PUSH ENTERTAINMENT INC/CN
filed 2001-04-17
CIK 1063089

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000.
( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to
         ________.

Commission File Number       000-24957


                             PUSH ENTERTAINMENT INC.
                 (Name of Small Business Issuer in its Charter)

              Delaware                                   51-0384101
    State or other jurisdiction of                     (IRS Employer
    Incorporation or organization)                   Identification No.)


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

                  Yes      X                   No
                       ---------                 ---------


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $10,218,988 as at April 10, 2001 based on the Company's last offering price of its common shares of $0.4839 per share.

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

                  Yes: ________             No: _________


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,117,975 shares of common stock were outstanding as at April 10, 2001.

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

                                      None.

         Transitional Small Business Disclosure Format (check one):

                  Yes                   No       X
                      ----------            -----------

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE

Item 1.  Description of Business                                           4


Item 2.  Description of Property                                          11

Item 3.  Legal Proceedings                                                11

Item 4.  Submissions of Matters to a Vote of Security Holders             11

                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters         11

Item 6.  Management's Discussion and Analysis or Plan of Operation        12

Item 7.  Financial Statements                                             16

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                        27


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                27

Item 10. Executive Compensation                                           30

Item 11. Security Ownership of Certain Beneficial Owners and Management   31

Item 12. Certain Relationships and Related Transactions                   32

Item 13. Exhibits and Reports on Form 8K                                  33

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

         As at December 31, 2000 we had a total of six full time personnel, of which three are employees and three are contracted consultants. We currently have a total of seven full time personnel, of which three are employees and four are contracted consultants.

         We are not subject to any bankruptcy, receivership or similar proceedings.

         There is no need for any governmental approval of any of our products or services.

B.       Our Business

         Following our acquisition of the Technology, we have continued to expend resources on (1) the development and enhancement of the Technology ($304,661 for the year ended December 31, 1998, $304,855 for the year ending December 31, 1999 and $230,287 for the year ending December 31, 2000); and (2) implementing limited business and channel (e.g. potential markets) development for the Technology ($184,005 for the year ended December 31, 1998, $101,023 for the year ended December 31, 1999 and $10,594 for the year ended December 31,
2000). To date, we have not yet generated any revenues as a result of these business and channel expenditures. E-Zone, the initial developer of the Technology, did not generate any revenues from the Technology prior to our acquisition of it from them. Funds for the activities mentioned above were obtained by us through the sale of shares of our common stock and from loans and advances.

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

2.       Intellectual Property

         We have been assigned the rights in and to a certain patent application pertaining to specific aspects of the Technology, and we intend to file additional patent and copyright applications for our technologies and processes as and when our management deems such applications timely, necessary, and/or advantageous. From our inception in 1997 through December 31, 2000, we have spent approximately $1,200,303 on research and development activities.

3.       Competitive Products

         Although there is a history of real time 2D to 3D conversion processes such as those being developed by the Sanyo Corporation, we are aware of only one other mature technology development company, Dynamic Digital Depth, Inc. ("DDD") (formerly, Xenotech Ltd.). DDD has commercialized a post production 3D conversion process. While we and DDD are developing similar and competitive processes, we believe that the Technology will offer greater flexibility than the DDD process. The DDD process has been in development for a longer period of time and has been made available to developers. However, we believe that the Technology will gain greater acceptance because of its ability to give the user a wider range of artistic control.

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

         (b) the automated image object tracking capability of the Technology speeds up the 3D conversion of images within a scene by automatically tracking the image forward and backward in time;

         (c) the Technology has been designed to aid in enhancement and production, and to become a factor in the creative aspects of 2D and 3D film and video production. It will provide the editor with the unique ability to generate the desired final product. For example, in order to give an object a 3D effect, shading, texturing, rotations and other manipulations can be controlled and combined into a dynamic operation; and

         (d) the Technology automatically fills background information after an object has been extracted or moved when creating 3D left eye and right eye images.

5.       Post Production

         The Technology has the capability of carrying out processes for film and video editing that include object manipulation and image enhancement. Images which have been captured on film or video, such as a person or an object, can be extracted on a scene by scene or a frame-by-frame basis. Through object recognition, tracking, and extraction, the desired elements are replicated, rotated and positioned in the appropriate stereoscopic perspective. The Technology also allows the extracted objects to be manipulated in a variety of methods, which, in addition to allowing the image to be converted from 2D to 3D, can be used to remove objects such as props or add special effects.

6.       Potential Market, Sales Plans and Strategies

         3D attractions, such as "Terminator II 3D" and "Honey I Shrunk the Audience" located at Universal Studios Theme Parks, are viewed by 80% of the patrons*. In addition, IMAX has experienced substantial growth by deploying 3D content in its theaters**. We believe that video and DVD rentals may soon include 3D titles, thereby providing a market for 3D enhanced productions, including new releases and re-released existing products. We also believe that there will be a market for our technology in the multi-media and computer gaming industries, and for use in upscale, sophisticated corporate presentations.

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

*As published in the Hollywood Reporter, dated May 28, 1996 in an article entitled "T2 Goes Back to the Future."
**Based upon information derived from the IMAX website.

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

         We do not have any sales or revenues from operations. Accordingly, it is impossible to predict the timing of receipt or the magnitude of revenues, if any, from the marketing of the Technology, or whether such revenues will be realized. Any material delay in bringing the Technology to market could result in significant delays in the generation of revenues. In view of the uncertainties that exist concerning the ability of the Technology to achieve commercial acceptance, there can be no assurance that we will be able to ever achieve or sustain sales and/or profitability.

3. Since we have no cash flow from operations, we may need to seek additional funding from other sources.

         We have limited financial resources and no cash flow from operations. To date, we have funded our operations primarily by issuing equity and from shareholder and other advances. There is no assurance that we will continue to receive such support from our shareholders. To the extent that additional funds are required to implement our business plan, we will seek to obtain such funds through equity and/or debt offerings. There is no assurance that if additional funding is needed, it will be available to us on terms and conditions acceptable to us. Failure to obtain such additional funding could result in delay or indefinite postponement of the introduction of the Technology to the market place or the ability to supply sufficient product to the market place on a continual and profitable basis. Reference should be made to Page 1 of the Notes to the Consolidated Financial Statements, which state that "the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern." See also the Independent Auditor's Report to the Consolidated Financial Statements.

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

         Of the 50,000,000 authorized shares of our common stock, as at December 31, 2000, there were issued and outstanding 20,084,642 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future may be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of our outstanding common stock every three months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not our affiliate and who has satisfied a two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of our common stock in any market that may develop for such shares. As at

December 31, 2000, 16,605,986 shares were subject to possible resale pursuant to Rule 144; subsequent to that time, an additional 328,460 shares became available for resale on January 28, 2001, an additional 308,000 shares became available for resale on March 16, 2001 and an additional 164,000 shares became available for resale on April 7, 2001.

9. Stockholders may have difficulty transferring or selling shares since there is no market for our common stock; and, because of the applicability of the Penny Stock Rules to any purported sale.

         There is no current trading market for the shares of our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for the shares of our common stock at all, of which there can be no assurance, it may appear on the NASD Bulletin Board, which may limit the marketability and liquidity of our shares. Thus, stockholders may find it difficult to sell their shares. To date, neither we nor anyone acting on our behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for our common stock. Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock.

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

         We have been assigned the rights in and to certain patent applications pertaining to the Technology and intend to file such other patent and copyright applications with respect to the Technology and our processes as our management may deem advisable. No assurance can be given that the patents and copyrights will be granted or that, even if granted, that the Technology does not infringe upon the patents or other intellectual property of others. In the event of infringement, the consequences to us could be materially adverse.

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

         Our officers and directors as at December 31, 2000, as a group, owned and/or controlled 5,137,970 or 25.58% of the then current issued and outstanding shares of common stock and, accordingly, were able to influence and/or exercise effective control over our affairs.

         Our current officers and directors, as a group, currently own and/or control 5,137,970 or 24.33% of the current issued and outstanding shares of common stock and, accordingly, may be able to influence and/or exercise effective control over our affairs, including but not limited to, the election of directors and other matters which may be subject to shareholder vote.

ITEM 2.  DESCRIPTION OF PROPERTY

         All of our tangible assets have been acquired by us since January 1998 and were new at the time of acquisition. We currently sub-lease 4,925 square feet of office and research premises, located at Suite 600, 520 - 5th Avenue SW, Calgary, Alberta, Canada from a third party, Paradigm Geophysical at a monthly basic rent of $4,515Cdn. and the payment of additional rent for operating costs in the current monthly amount of $3,386Cdn. Our sub-lease expired on March 31, 2001 and we had an option to extend the sub-lease through February 28, 2002 which we declined to exercise. We agreed to extend the sub-lease for three months through to June 30 2001 and thereafter to sub-lease on a month to month basis. It is our intention to seek alternative premises during the next three months to meet our space requirements through the next two to three years.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

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

         Of the 50,000,000 authorized shares of our common stock, as at December 31, 2000, there were issued and outstanding 20,084,642 shares; all of which, except for 2,522,581 shares, were "restricted securities" as that term is defined under the Securities Act of 1933, as amended, and in the future could be sold in compliance with Rule 144 of the Securities Act, pursuant to a registration statement filed under the Securities Act, or other applicable exemptions from registration thereunder. Specifically, as at December 31, 2000, 16,605,986 shares were subject to possible resale pursuant to Rule 144; subsequent to that time an additional 328,460 shares became available for resale on January 28, 2001, an additional 308,000 shares became available for resale on March 16, 2001 and an additional 164,000 shares became available for resale on April 7, 2001

         As at December 31, 2000, there were approximately 180 holders of our common stock.

Recent sales of unregistered securities:

         Since inception through December 31, 2000, we sold securities in the manner set forth below without registration under the Securities Act of 1933, as amended.

1. In January 1998, we offered and sold an aggregate of 16,027,524 shares of our common stock for an aggregate consideration of $37,907. We believe that these transactions were exempt from registration under the Securities Act in accordance to exemptions afforded by, and the rules and regulations promulgated under the Securities Act, including, but not limited to, Regulation S and
Section 4(2), as transactions by an issuer not involving any public offering.

2. From May through August 1998, we offered and sold 2,522,581 shares of our common stock for an aggregate cash consideration of $861,290 to 30 persons in accordance with the exemption from registration afforded by Rule 504 of Regulation D.

3. During November 1998, we offered and sold to two non US Persons (as defined in Regulation S) 200,000 shares of our common stock for aggregate consideration of $100,000. We believe that these transactions were exempt from registration under the Securities Act under an exemption afforded by Regulation S.

4. In May 1999, we offered and sold 378,462 shares of our common stock for aggregate cash consideration of $246,000 to a non US Person (as defined in Regulation S). We believe that such a transaction was exempt from registration under the Securities Act under an exemption afforded by Regulation S.

         Subsequent to December 31, 2000, we offered and sold 1,033,333 shares of our common stock for aggregate cash consideration of $500,000 to a non US Person (as defined in Regulation S). Such shares were issued on April 6, 2001. We believe that such transaction was exempt from registration under the Securities Act under an exemption afforded by Regulation S.

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

         From inception through December 31, 2000, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $1,200,303 on the development and enhancement of the Technology ($230,287 of which was expended during the year ended December 31, 2000); (3) $295,622 on implementing business and channel development for the Technology ($10,594 of which was expended during the year ended December 31, 2000), and (4) $109,955 for the acquisition of capital assets including computer hardware, office furnishings and equipment ($5,492 of which was expended during the year ended December 31, 2000).

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

         In December 2000, we signed a Letter of Intent (the "LOI") with Multilinc, Inc. ("Multilinc") having its principal offices in Carlsbad, California, for the commercialization of a personal monitor display device (the "PM"). The PM is a display device that is worn like a pair of glasses and can be used to view video and other visual data. Multilinc has obtained the worldwide marketing rights for the PM from its inventors in Europe. The LOI contemplates our funding of the development of a working prototype of a PM. The funding is estimated to total $1,500,000 and will be recovered from sales revenues prior to revenue sharing with Multilinc. In addition, under the terms of the LOI, we will recover an additional 30% of the total funding amount prior to revenue sharing with Multilinc. After we recover the funding and the additional 30% premium, we will receive 50% share of revenues from all sales of the PM, subject to a royalty back to the inventors. As part of the LOI we advanced $75,000 to Multilinc, as evidenced by a Promissory Note and secured by all of the shares of the principal shareholder of Multilinc. The Promissory Note is due on April 30, 2001. To date we have not executed definitive agreements with respect to this business opportunity, however we anticipate doing so prior to April 30, 2001 at which time we will apply the amounts due from Multilinc under the Promissory Note to our investment in this venture.

         We will continue to enhance the Technology through 2001 but the main focus of our efforts and expenditure of resources through December 31, 2001 will be on commercializing the Technology and seeking business opportunities that are compatible with the Technology. Accomplishment of this plan will depend in great part on our ability to finance these efforts and our ability to secure commercial contracts.

         At December 31, 2000, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

         As at December 31, 2000, we had a working capital deficiency of $403,574, an increase of $23,912 or 6% from our working capital deficiency as of December 31, 1999. The change in our working capital deficiency can be attributed to (i) our increase in cash by 191%, from $5,381 as at December 31, 1999 to $15,666 as at December 31, 2000, (ii) a 225% increase in our accounts receivables from $7,736 as at December 31, 1999 to $25,122 as at December 31, 2000, as well as (iii) a 42% increase in our accounts payable and accrued liabilities (including amounts due to related parties) from $164,651 as at December 31, 1999 to $233,712 as at December 31, 2000, and (iv) a 46% decrease in shareholder advances from $228,128 as at December 31, 1999 to $122,650 as at December 31, 2000, and (v) an increase in notes payable from nil as at December 31, 1999 to

$88,000 as at December 31, 2000.

         Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances and notes payable. During the year ended December 31, 2000, we continued to fund ourselves on this basis and (1) sold 956,075 shares of our common stock for an aggregate net consideration of $555,775, and (2) received proceeds of notes payable aggregating $88,000. In addition to funding our activities during the year ended December 31, 2000, we also reduced our shareholder advances from $228,128 as at December 31, 1998 to $122,650 as at December 31, 2000.

         Subsequent to December 31, 2000, we (i) received additional proceeds from notes payable aggregating $189,430, and (ii) issued 1,033,333 shares of our capital stock for gross proceeds of $500,000. The current total amount of notes payable, aggregating $277,430 is secured by our assets and the assets of our Subsidiary,

         We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2001. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. See "Part
I. Item 1. Descriptions of Business - Risk Factors Associated with Us and Our Business."

         Our primary focus in 2001 will be on continued research and development, as well as increased business development activities so as to achieve initial revenues. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required we will need to explore the availability of such funds either through the sale of equity and/or debt. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

         As at December 31, 2000, we had six full time personnel (3 employees and 3 in house consultants). We currently have seven full time personnel (3 employees and 4 in house consultants) and anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                            Page

         Independent Auditors' Report dated                                  17

         Consolidated Balance Sheets as at December 31, 2000
                  And 1999                                                   18

         Consolidated Statements of Operations and Deficit
                  For the years ended December 31, 2000, 1999 and 1998
                  And for the Period from Commencement of
                  Operations on April 21, 1997 to December 31, 2000          19

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998 and for the Period from Commencement of Operations on April 21, 1997 to
                  December 31, 2000                                          20

         Notes to Consolidated Financial Statements                          21

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Push Entertainment Inc. (a Development Stage Enterprise) as at December 31, 2000 and 1999 and the related consolidated statements of operations and deficit, and cash flows for the years ended December 31, 2000, 1999, 1998 and the period from commencement of operations on April 21, 1997 to December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Push Entertainment Inc. (a Development Stage Enterprise) as at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 and the period from commencement of operations on April 21, 1997 to December 31, 2000 in conformity with United States generally accepted accounting principles.

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



(Signed) KPMG LLP

Chartered Accountants

Calgary, Canada
April 2, 2001

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 2000 and 1999
(Expressed in United States Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                                   $      15,666        $       5,381
     Accounts receivable                                                           25,122                7,736
------------------------------------------------------------------------------------------------------------------------
                                                                                   40,788               13,117

Deposits (note 3)                                                                  75,000                    -

Capital assets (note 4)                                                            58,958               72,264

------------------------------------------------------------------------------------------------------------------------
                                                                            $     174,746        $      85,381
------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable                                                       $     118,312        $      92,230
     Accrued liabilities                                                           36,072               10,926
     Amounts due to related parties                                                79,328               61,495
     Shareholder advances                                                         122,650              228,128
     Notes payable (note 5)                                                        88,000                    -
------------------------------------------------------------------------------------------------------------------------
                                                                                  444,362              392,779

Stockholders' deficiency:
     Share capital (note 7)                                                     1,811,663            1,255,888
     Deficit accumulated during the development stage                          (2,081,279)          (1,563,286)
------------------------------------------------------------------------------------------------------------------------
                                                                                 (269,616)            (307,398)

Future operations (note 1)

Subsequent events (note 12)

------------------------------------------------------------------------------------------------------------------------
                                                                            $     174,746        $      85,381
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Approved by:

(Signed)  "Dan D. Lowe"                     Director
----------------------------------------


(Signed)  "Ian Tweedie"                     Director
----------------------------------------

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in United States Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                               commencement of
                                                                                                 operations on
                                                       Years ended December 31,              April 21, 1997 to
                                          ------------------------------------------------        December 31,
                                                   2000              1999             1998                2000
--------------------------------------------------------------------------------------------------------------------

Expenses:
     Technology and product
       development                        $     230,287     $     304,855    $     304,661       $   1,200,303
     Business and channel
       development                               10,594           101,023          184,005             295,622
     General and administration                 258,314           114,113          161,931             534,358
     Depreciation                                18,798            21,210           10,988              50,996
--------------------------------------------------------------------------------------------------------------------
                                                517,993           541,201          661,585           2,081,279

--------------------------------------------------------------------------------------------------------------------
Net loss                                        517,993           541,201          661,585           2,081,279

Deficit, beginning of period                  1,563,286         1,022,085          360,500                   -

--------------------------------------------------------------------------------------------------------------------
Deficit, end of period                    $   2,081,279     $   1,563,286    $   1,022,085       $   2,081,279
--------------------------------------------------------------------------------------------------------------------

Loss per share                            $        0.03     $        0.03    $       0.04        $        0.10
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                               commencement of
                                                                                                 operations on
                                                       Years ended December 31,              April 21, 1997 to
                                          ------------------------------------------------        December 31,
                                                   2000              1999             1998                2000
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                             $    (517,993)    $    (541,201)  $    (661,585)       $  (2,081,279)
     Item not involving cash:
         Depreciation                            18,798            21,210          10,988               50,996
     Net changes in non-cash
       working capital:
         Accounts receivable                    (17,386)            3,904         (11,640)             (25,122)
         Accounts payable                        26,082            58,170          34,060              118,312
         Accrued liabilities                     25,146           (50,894)         61,820               36,072
         Amounts due to related parties          17,833            51,667           9,828               79,328
-----------------------------------------------------------------------------------------------------------------------
                                               (447,520)         (457,144)       (556,529)          (1,821,693)

Financing activities:
     Issuance of share capital,
       net of issue costs                       555,775           269,760         986,128            1,811,663
     Shareholder advances,
       net of repayments                       (105,478)          179,124          49,004              122,650
     Notes payable                               88,000                 -        (360,500)              88,000
-----------------------------------------------------------------------------------------------------------------------
                                                538,297           448,884         674,632            2,022,313

Investing activities:
     Acquisition of capital assets               (5,492)          (15,982)        (88,480)            (109,954)
     Deposits                                   (75,000)                -              (1)             (75,000)
-----------------------------------------------------------------------------------------------------------------------
                                                (80,492)          (15,982)        (88,481)            (184,954)

-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalent                           10,285           (24,242)         29,622               15,666

Cash and cash equivalents,
   beginning of period                            5,381            29,623               1                    -

-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                          $      15,666     $       5,381   $      29,623        $      15,666
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


Incorporation and basis of presentation:

     Push Entertainment Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on January 7, 1998. Effective January 7, 1998 the Corporation acquired for cash consideration of $1, all of the issued and outstanding capital stock of Push Technologies Inc. ("PTI"), a company incorporated under the laws of the Province of Alberta, Canada. PTI was incorporated as 736145 Alberta Inc. on April 21, 1997 with all capital stock being issued to a provisional shareholder to hold until the incorporation of its ultimate shareholder, which was to be the Corporation. As a result, the Corporation has accounted for the operations of PTI on the continuity of interests basis, as if PTI had always been owned by the Corporation. The Corporation is in the business of developing technologies for the conversion of 2D film and video images into 3D content.

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary PTI.

     These consolidated financial statements are presented in United States Dollars, and are prepared in accordance with accounting principles generally accepted in the United States.


1.   Future operations:

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.

     At December 31, 2000 the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern. The Corporation is actively pursuing various initiatives, most particularly the development, marketing and production of its products and capabilities so as to achieve a commercial level of operations, and the sourcing of additional financing. In particular the Corporation has reached an agreement, as more fully explained in note 3, to acquire the rights to certain visor display technology. To fully develop this technology, the Corporation will require minimum additional financing of $1,500,000.

     During its development stage, the Corporation has funded its operating activities primarily by issuing equity and from shareholder advances. The Corporation intends to seek additional equity financing to fund future operations.

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

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


2.   Significant accounting policies:

     (a) Capital assets:

         Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using the following methods and annual rates:

--------------------------------------------------------------------------------
         Assets                                   Basis                 Rate
--------------------------------------------------------------------------------

         Furniture and equipment      Declining balance                  20%
         Computer equipment           Declining balance                  30%
--------------------------------------------------------------------------------

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

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

3.   Deposits:

     On December 8, 2000 the Corporation entered into a Letter of Intent with Multilinc, Inc. ("Multilinc") for the development and marketing rights of a personal visor display device (the "Visor"). Multilinc has secured the worldwide marketing rights for the Visor from a European development group and the Letter of Intent contemplates that Push and Multilinc will enter into an agreement whereby Multilinc will assign its rights to Push and Push will fund, by way of advances, the development of the Visor, estimated to aggregate $1,500,000. Following the repayment to Push of 130% of the funding advances, Push and Multilinc will share equally all net revenues, as calculated under US GAAP, from the sale of the Visors and any related products.

     Pursuant to the terms of the Letter of Intent, Push advanced $75,000 to Multilinc, evidenced by a Promissory Note due on April 30, 2001 and secured by the shares of the principal of Multilinc. In the event the full amount of the Promissory Note it is not repaid at the due date, the Principal bears interest at the rate of 12% per annum from April 30, 2001.



4.   Capital assets:

---------------------------------------------------------------------------------------------------------------
                                                         Accumulated             Net book
     December 31, 2000                      Cost        depreciation                value
---------------------------------------------------------------------------------------------------------------

     Furniture and equipment      $       50,839       $      21,200        $      29,639
     Computer equipment                   59,115              29,796               29,319

---------------------------------------------------------------------------------------------------------------
                                  $      109,954       $      50,996        $      58,958
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
                                                        Accumulated              Net book
     December 31, 1999                      Cost        depreciation                value
---------------------------------------------------------------------------------------------------------------

     Furniture and equipment      $       50,839       $      13,786        $      37,053
     Computer equipment                   53,623              18,412               35,211

---------------------------------------------------------------------------------------------------------------
                                  $      104,462       $      32,198        $      72,264
---------------------------------------------------------------------------------------------------------------

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


5.   Notes payable:

     In December 2000, the Corporation secured a loan in the principal amount of Cdn $425,000 ($283,296). As at December 31, 2000, the Corporation had received $88,000 of the total loan proceeds. The full amount of the loan is evidenced by a Promissory Note and is secured by assets of the Corporation and PTI. The loan is non-interest bearing until April 30, 2001, the due date, after which time, in the event the loan is not fully repaid, interest will accrue at the rate of 12% per annum.


6.   Related party transactions:
(a)      During  2000 the  Corporation  was charged  $nil (1999 - $29,000;  1998
         - $87,000) for technology and product development expenditures by related parties.
(b)      During  2000 the  Corporation  was  charged  $nil (1999 - $55,000; 1998
         - $77,000) for business and channel development expenditures by related parties.
(c)      During 2000 the  corporation  was charged  $60,590 (1999 - $3,500; 1998
         - $nil) for general and  administrative  expenses by related parties.

     Related parties include directors, officers and significant shareholders of the Corporation and companies under their control.


7.   Share capital:

     (a) Authorized:

         50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b) Common shares issued and to be issued:

--------------------------------------------------------------------------------
                                                  Number
                                               of Shares               Amount
--------------------------------------------------------------------------------

         Balance, December 31, 1998           18,750,105        $     986,128
         Issued:
              For cash                           378,462              269,760
--------------------------------------------------------------------------------
         Balance, December 31, 1999           19,128,567            1,255,888

         Issued:
              For cash                           887,575              576,924
              For services                        68,500               44,525
              Less share issue costs                   -              (65,674)

--------------------------------------------------------------------------------
         Balance, December 31, 2000           20,084,642        $   1,811,663
--------------------------------------------------------------------------------

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

7.   Share capital (continued):

     (c) On December 15, 1999, the Corporation entered into an Agency Agreement with Rogers & Partners Securities Inc., for the private placement, pursuant to an Offering Memorandum of the same date (the "OM"), of up to 2,500,000 common shares of the Corporation at $0.65 per share. During 2000, the Corporation issued 887,575 common shares pursuant to the OM.

8.   Commitments:

     Minimum future annual lease commitments in respect of office rent are as follows:

--------------------------------------------------------------------------------

     2001                              $      18,000
--------------------------------------------------------------------------------


9.   Fair value of financial assets and liabilities:

     The fair value of the Corporation's financial assets and liabilities as at December 31, 2000 and 1999 approximate their carrying amounts, due to their short terms to maturity.



10.  Income taxes:

     The tax effects of temporary differences that give rise to significant portions of future income tax assets are approximately as follows:

--------------------------------------------------------------------------------
                                                  2000                1999
--------------------------------------------------------------------------------

     Future income tax assets:
         Share issue costs                $      35,100        $           -
         Income tax losses                      927,900              698,000
         Less:  valuation allowance            (963,000)            (698,000)

--------------------------------------------------------------------------------
     Net future tax assets                $           -        $           -
--------------------------------------------------------------------------------


     The Corporation has approximately $2,080,000 (1999 - $1,563,000; 1998 -
     $1,075,000) of income tax losses and pools, which begin expiring in 2004 and are available to reduce future periods' taxable income. No benefit for these losses and pools has been recognized in these financial statements.

     The income tax losses are subject to review by the United States and Canadian taxation authorities.

PUSH ENTERTAINMENT INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended December 31, 2000 and 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------


11.  Loss per share:

------------------------------------------------------------------------------------------------------------------------------------
                                                             2000                  1999                1998
------------------------------------------------------------------------------------------------------------------------------------

     Net loss                                        $      517,993         $     541,201        $     661,585
     Weighted average common shares                      19,869,301            18,892,028           17,040,295
------------------------------------------------------------------------------------------------------------------------------------

     Loss per common share                           $         0.03         $        0.03        $        0.04
------------------------------------------------------------------------------------------------------------------------------------



12.  Subsequent events:

     Subsequent to the end of the year, the Corporation:

     (a) received the balance of the funds pursuant to the Note Payable, aggregating $189,430.

     (b) entered into an agreement with a private investor to form a new company, Vitec Entertainment Inc. ("Vitec"). The Corporation has agreed to undertake, on behalf of Vitec, a research and development project, estimated to be in the amount of $1,000,000, to develop an application for an inclusive video experience utilizing the Visor. Upon completion of the project the Corporation will own 50% of Vitec. In conjunction with this agreement, the private investor has subscribed for 1,033,333 common shares of the Corporation for total consideration of $500,000.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons are our current directors and executive officers:

----------------- -------- ------------------------------------ ----------------
Name              Age      Position Held                        Term
----------------- -------- ------------------------------------ ----------------

----------------- -------- ------------------------------------ ----------------
Danny D. Lowe     52       Director, Chairman of the Board,     Since 1/7/98
                           and President
----------------- -------- ------------------------------------ ----------------

----------------- -------- ------------------------------------ ----------------
Todd G. Simpson   35       Director & Vice President            Since 1/7/98
----------------- -------- ------------------------------------ ----------------

----------------- -------- ------------------------------------ ----------------
Mark H. Holden    43       Director & Vice President            Since 1/7/98
----------------- -------- ------------------------------------ ----------------

----------------- -------- ------------------------------------ ----------------
Ian T. Tweedie    52       Director & Chief Financial Officer   Since 3/4/98
----------------- -------- ------------------------------------ ----------------

         All of our directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified.

         We currently have seven full time personnel and are supported to the extent required by outside consultants. Additional staff will be recruited as required to support our growth and development. Three of the full time personnel are employees and four are contracted consultants. Key personnel also have equity positions and have executed confidentiality and non-competition agreements. Compensation levels are, and will continue to be, commensurate with industry standards with incentive programs extended to the key personnel.

Danny D. Lowe
Director, Chairman of the Board and President

         From January 7, 1998 to the present, Mr. Lowe has held several offices in our company including Director, Chairman of the Board and President. From January, 1996 to December 2000, Mr. Lowe worked with E-Zone Networks, Inc. and its subsidiary, E-Zone Research and Development, Inc. At various times during that period, he held the offices of director, President and Chief Executive Officer. Mr. Lowe co-founded QSound Labs, Inc. (NASDAQ) in 1988 and served as an officer and director thereof until January, 1996. Mr. Lowe was the inventor of QSound's proprietary 3D audio technology, widely recognized as a standard in 3D audio. QSound's technology has been licensed by companies such as Microsoft, Sharp, Aiwa and Sega and used by such recording artists as Sting, Madonna and Pink Floyd. E-Zone provides a closed television network designed specifically for the fitness industry to alleviate the boredom associated with the use of stationary exercise equipment. E-Zone systems have been deployed in over 300 facilities in the United States with a membership of 1.5 million consumers. Mr. Lowe was one of our co-founders.

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

Len Bruton, Ph.D.
Technical Consultant

         Dr. Bruton, age 57, has been a Professor in the Faculty of Engineering at the University of Calgary since 1970. During this period he also served as Head of Electrical and Computer Engineering, Dean of Engineering, and Vice President, Research. In addition to his academic responsibilities Dr. Bruton conducts research in the areas of digital video and 3D filtering. Dr. Bruton has published extensively and is recognized worldwide for his work in filter design and intellectual property.

         Our consultants have entered into agreements with us, which provide in part for the description of the services to be provided by them, the compensation to be paid for their services and the retention by us of all existing and developed intellectual property. Each of the consulting agreements can be terminated by us or the consultant upon thirty (30) days notice. The non-disclosure/non-competition agreements which we have with each of the consultants provides in part that the consultants will not disclose or utilize our intellectual property and that the intellectual property will be kept in the strictest confidence. The non-disclosure/non-competition agreements also provide that the consultants will not compete, either directly or indirectly with us or carry on a business similar to that carried on by us for a period of three (3) years from the termination of the consulting agreements. We acknowledge that such agreements are not strictly enforced by the courts in the United States and Canada and may be enforced in part only and in some cases not at all.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the named executive officers and directors for the three years ended December 31, 1998, 1999 and 2000.


--------------------------- ------------ -------------------------------------- ---------------------------------------------------
                                                  Annual Compensation                         Long-Term Compensation
                                         ----------- ------------ ------------- --------------------------- -----------------------
                                                                                          Awards                   Payments
                                                                                --------------------------- -----------------------


                                                                  Other Annual                Securities                   All
                               Year                                 Compen-     Restricted      Under-                    other
     Name And                   Or                                   sation        Stock         Lying         LTIP      Compen-
 Principal Position           Period       Salary      Bonuses        ($)        Award(s)      Options/      Payouts      sation
                               Ended        ($)          ($)                        ($)          SARs          ($)         ($)
--------------------------- ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Danny D. Lowe               12/31/98         -            -        55,879(1)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
President/Director          12/31/99         -            -        21,037(1)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -            -             -             -            -           -
---------------------------
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Todd G. Simpson Ph.D.       12/31/98         -            -        50,303(2)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Vice President/Director     12/31/99         -            -        19,084(2)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -            -             -             -            -           -
---------------------------
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Mark Holden                 12/31/98         -            -        37,086(3)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Director                    12/31/99         -            -        33,659(3)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -            -             -             -            -           -
---------------------------
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Norman R. Hess              12/31/98         -            -        20,736(4)         -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Secretary/Treasurer/        12/31/99         -            -        10,659(4)         -             -            -           -
Director                    ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -                          -             -            -           -
---------------------------
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Dan Matthews                12/31/98         -            -            -             -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Director                    12/31/99         -            -            -             -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -            -             -             -            -           -
---------------------------
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Ian Tweedie                 12/31/98         -            -            -             -             -            -           -
                            ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
Chief Financial Officer/    12/31/99         -            -         3,366(5)         -             -            -           -
Director                    ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
                            12/31/00         -            -        60,590(5)         -             -            -           -
--------------------------- ------------ ----------- ------------ ------------- ------------ -------------- ----------- -----------
     Total                                   -            -         312,399          -             -            -           -
=========================== ============ =========== ============ ============= ============ ============== =========== ===========

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

         No officer or director was paid more than $100,000 in 1998, 1999 or 2000. We do not have any employee stock option or other compensatory plans, however it is our intention to implement such a plan.

         There are no standard or other arrangements pursuant to which directors are compensated for any services provided as a director or for which any director was compensated during 2000 for any service provided as a director.

         There are no employment contracts between us and any named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2000 of, (1) each person who was known by us to own beneficially more than five percent (5%) of our outstanding common stock; (2) each of the directors and officers as at December 31, 2000; and (3) all of the directors and officers as at December 31, 2000 as a group.

                                         Shares of             Approximate
                                         Common                Percentage
                                         Stock                 of Issued and
Name and Address of                      Beneficially          Outstanding as at
Beneficial Owner                         Owned                 December 31, 2000


Directors and Officers:
----------------------
  Danny Lowe                             1,709,990(2)(3)(4)         8.51%
  37 Woodhaven View SW
  Calgary, Alberta, Canada
  T2W 5P6

  Todd Simpson                           1,517,990(1)(2)(5)(10)     7.56%
  133 Edgebrook Crescent NW
  Calgary, Alberta, Canada
  T3A 5A4

  Mark Holden                            1,709,990(2)(6)(7)         8.51%
  2397 Palmerston Avenue
  West Vancouver, BC, Canada
  V7V 2W2

  Ian Tweedie                              200,000(2)(9)            1.00%
  3922 - 4th Street SW
  Calgary, Alberta, Canada
  T2S 1Y5

  5% Stockholders:
  ----------------
   Abacus (Nominees) Limited(8)          1,799,990(1)               8.96%
   Buchaneer Holdings Ltd.(11)           1,260,000(1)               6.27%
Directors and Officers as a Group
                      (4 persons)        5,137,970                 25.58%

(1)      Direct ownership.
(2)      Beneficial ownership.
(3) These shares are registered in a Canadian spousal trust for the benefit of Mr. Lowe's wife, Dian Lowe.
(4) Does not include 1,260,000 shares owned by a Bahamian corporate foundation, as to which Mr. Lowe disclaims any direct or beneficial interest but from which certain members of Mr. Lowe's family and other third parties may benefit.
(5) Does not include 730,000 shares owned by a Bahamian corporate foundation as to which Dr. Simpson disclaims any direct or beneficial interest but from which members of Dr. Simpson's family and other third parties may benefit.
(6) These share are registered in a Canadian spousal trust for the benefit of Mr. Holden's wife, Debra Holden.
(7) Does not include 485,500 shares owned by a Bahamian corporate foundation as to which Mr. Holden disclaims any direct or beneficial interest but from which members of Mr. Holden's family and other third parties may benefit.
(8) Abacus (Nominees) Limited - M1636, is a corporation which is trustee for the Matthews Family Trust of which Mr. Matthews, a former director, is one of the discretionary beneficiaries. Mr. Matthews resigned as a director on December 8, 1999.
(9) These shares are registered in the name of Barracuda Financial Corp., a private Alberta, Canada corporation controlled by Mr. Tweedie.
(10) Includes 18,000 shares which are registered in the name of Quadri Inc., a private Alberta, Canada corporation controlled by Dr. Simpson.
(11) Buchaneer Holdings Ltd. is a Bahamian corporate foundation whose principal is Richard W. DeVries of Calgary, Alberta, Canada.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Technology was acquired from E-Zone by our subsidiary in August 1997 in consideration for (1) the payment of $200,000 and (2) payment of an additional $160,500 for improvements made to the Technology. Subsequently, the Technology was assigned to us. Mr. Lowe and Dr. Simpson are currently stockholders and at that time were also officers and directors of E-Zone. Mr. Hess, a former director who resigned on August 30, 1999, is a stockholder of E-Zone and was also an officer of E-Zone at that time.

         In December, 1998, we entered into a sub-lease agreement with E-Zone Canada, a wholly owned subsidiary of E-Zone. The sub-lease provided for payment of basic and additional rent of $52,888Cdn. annually. We believe that the sublease, which expired on February 28, 2000, was on terms and conditions as, or more favorable than, we could have been obtained from unrelated third parties.

         Through December 31, 2000 corporations controlled by certain officers and directors received fees aggregating $312,399. See "Part III. Item 10. Executive Compensation."

         We have not formulated any policy towards entering into future transactions with related parties.

         During the year ended December 31, 2000, Mr. Lowe, our President and Director, (i) transferred 1,709,990 shares to a Canadian spousal trust for the benefit of his wife, Dian Lowe, and (ii) also transferred 90,000 shares to Katana Trading Corporation, a Bahamian corporation, in consideration for establishing and maintaining such trust.

         During the year ended December 31, 2000, Mr. Holden, our Vice-President and a Director, (i) transferred 1,709,990 shares to a Canadian spousal trust for the benefit his wife, Debra Holden, and (ii) transferred 90,000 shares to Katana Trading Corporation, a Bahamian corporation, in consideration for establishing and maintaining such trust.

         During the year ended December 31, 2000, Mr. Tweedie, our Chief Financial Officer and Director, purchased 100,000 of our shares from Mr. Mike Lowe in consideration of payment of $0.003 per share or $334.00.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits:    Exhibit 21- Subsidiaries
     (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2001                     Push Entertainment Inc.



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


By: /s/ Danny D. Lowe
_______________________________________              April 16, 2001
Danny D. Lowe, President and Director

By: /s/ Todd G. Simpson
_______________________________________              April 16, 2001
Todd G. Simpson, Vice President and Director

By: /s/ Ian Tweedie
_______________________________________              April 16, 2001
Ian Tweedie, Chief Financial Officer and Director

                                   EXHIBIT 21



                              List of Subsidiaries



Push Technologies, Inc. - An Alberta, Canada corporation.