Form 10QSB
period 2001-03-31
PUSH ENTERTAINMENT INC/CN
filed 2001-05-15
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to ___________

          Commission file number: 000-24957

                             PUSH ENTERTAINMENT INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               51-0384101
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

          Suite 600, 520-5th Avenue SW, Calgary, Alberta, Canada T2P3R7
                    (Address of principal executive offices)

                                 (403)-297-1055
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                          if changed sincelast report)

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

21,117,975 shares of common stock outstanding as of April 30, 2001



Transitional Small Business Disclosure Format (Check One): Yes[__] No [X]

                             PUSH ENTERTAINMENT INC.

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements:.................................................3
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations and Deficit.....................4
         Consolidated Statements of Cash Flow..................................5
         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation.............8

PART II  OTHER INFORMATION....................................................10

Item 1.  Legal Proceedings....................................................10
Item 2.  Changes in Securities................................................10
Item 3.  Defaults Upon Senior Securities......................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10
Item 5.  Other Information....................................................10
Item 6.  Exhibits and Reports on Form 8-K.....................................10

SIGNATURE PAGE................................................................11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------------
                                                          March 31,      December 31,
                                                              2001              2000
-------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                               $     2,710    $    15,666
     Accounts receivable                                     39,740         25,122
     Advances                                                65,831             --
     --------------------------------------------------------------------------------
                                                            108,281         40,788

Deposits                                                     75,000         75,000

Capital assets                                               56,218         58,958
-------------------------------------------------------------------------------------
                                                        $   239,499    $   174,746
-------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                   $   257,988    $   118,312
     Accrued liabilities                                     38,725         36,072
     Amounts due to related parties                         113,378         79,328
     Shareholder advances                                        --        122,650
     Note payable (note 4)                                  365,550         88,000
     --------------------------------------------------------------------------------
                                                            775,641        444,362
-------------------------------------------------------------------------------------

Shareholders' deficiency:
     Share capital (note 3)                               1,811,663      1,811,663
     Deficit accumulated during the development stage    (2,347,805)    (2,081,279)
     --------------------------------------------------------------------------------
                                                           (536,142)      (269,616)
-------------------------------------------------------------------------------------
                                                        $   239,499    $   174,746
-------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------------
                                                                        From inception
                                                 Three months ended          April 21,
                                                      March 31,                1997 to
                                              -----------------------        March 31,
                                                2001           2000               2001
--------------------------------------------------------------------------------------
Expenses:
     Technology and product development     $   52,224     $   58,747     $1,252,527
     Business and channel development          160,227            349        455,849
     General and administration                 50,357         51,383        584,715
     Depreciation                                3,718          4,505         54,714
     ---------------------------------------------------------------------------------
                                               266,526        114,984      2,347,805
--------------------------------------------------------------------------------------
Net loss                                       266,526        114,984      2,347,805

Deficit, beginning of period                 2,081,279      1,563,286             --

--------------------------------------------------------------------------------------
Deficit, end of period                      $2,347,805     $1,678,270     $2,347,805
--------------------------------------------------------------------------------------
Loss per share                              $     0.01     $     0.01     $     0.12
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

------------------------------------------------------------------------------------------
                                                                            From inception
                                                    Three months ended           April 21,
                                                         March 31,                 1997 to
                                                  -----------------------        March 31,
                                                    2001           2000               2001
------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Net loss                                   $  (266,526)   $  (114,984)   $(2,347,805)
     Item no involving cash:
         Depreciation                                 3,718          4,505         54,714
     Net changes in non-cash working capital:
         Accounts receivable                        (14,618)         2,735        (39,740)
         Advances receivable                        (65,831)            --        (65,831)
         Accounts payable                           139,676           (467)       257,988
         Accrued liabilities                          2,653         35,849         38,725
         Amounts due to related parties              34,050             --        113,378
         ---------------------------------------------------------------------------------
                                                   (166,878)       (72,362)    (1,988,571)

Financing activities:
     Issuance of share capital (net of
       issue costs)                                      --        356,380      1,811,663
     Shareholder advances                          (122,650)      (207,488)            --
     Notes payable                                  277,550        (39,725)       365,550
     -------------------------------------------------------------------------------------
                                                    154,900        109,167      2,177,213

Investments activities:
     Acquisition of capital assets                     (978)          (303)      (110,932)
     Deposits                                            --             --        (75,000)
     -------------------------------------------------------------------------------------
                                                       (978)          (303)      (185,932)
------------------------------------------------------------------------------------------
Increase (decrease) in cash                         (12,956)        36,502          2,710

Cash, beginning of period                            15,666          5,381             --

------------------------------------------------------------------------------------------
Cash, end of period                             $     2,710    $    41,883    $     2,710
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements

March 31, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)
--------------------------------------------------------------------------------

1.   Incorporation:

     Push Entertainment Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on January 7, 1998. Effective January 7, 1998 the Corporation acquired for cash consideration consisting of $1, all of the issued and outstanding capital stock of Push Technologies Inc. ("PTI"), a company incorporated under the laws of the Province of Alberta, Canada. The Corporation is in the business of developing, manufacturing and distributing technologies for the conversion of 2D film and video images into 3D content.

2.   Basis of presentation:

     The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the Company's financial position, results of operations and cash flows. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

     Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a)  Authorized:

          50,000,000 common shares with a par value of $.001 per share

          5,000,000 preferred shares with a par value of $.001 per share

     (b)  Common shares issued and to be issued:

          ----------------------------------------------------------------------
                                                          Number
                                                         of Shares      Amount
          ----------------------------------------------------------------------
          Balance, January 1, 2001 and March 31, 2001    20,084,642   $1,811,663
          ----------------------------------------------------------------------

          Subsequent to March 31, 2001 a private investor subscribed for 1,033,333 common shares of the Corporation for total consideration of $500,000.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Note to Financial Statements, page 7

March 31, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)


--------------------------------------------------------------------------------

4.   Note payable:

     In December 2000, the Corporation secured a loan in the principal amount of $365,550. The full amount of the loan is evidenced by a Promissory Note and is secured by assets of the Corporation and PTI. The loan is non-interest bearing until April 30, 2001, the due date, after which time, in the event the loan is not fully repaid, interest will accrue at the rate of 12% per annum.

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

     Pursuant to an Assignment Agreement dated January 27, 1998, (1) our Subsidiary assigned to us all of its right title and interest to the E-Zone Agreement and in and to the Technology; and (2), we agreed to discharge the obligations of our Subsidiary under the terms of the E-Zone Agreement.

     The Technology consists of a suite of processes and proprietary software which will facilitate the conversion of existing 2D film and video content to a 3D format.

     From our inception on April 27, 1997 through March 31, 2001, we had expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $892,027 on the development and enhancement of the Technology (of which $52,224 was expended in the quarter ending March 31, 2001); (3) $455,849 on implementing business and channel development for the Technology (of which $160,227 was expended in the quarter ended March 31, 2001), and (4) $110,932 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $978 was expended in the quarter ended March 31, 2001).

B.   Plan of Operation

     We plan for the Technology to be ready for the first commercial application during 2001. We intend to pursue various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos, and will also pursue related business opportunities. To that end, we have intensified our efforts in connection with business development for the Technology. We hope to be able to secure at least one contract during 2001. The increase in our expenditures on business and channel development from $349 for the quarter ended March 21, 2000 to $160,227 for the quarter ended March 31, 2001 reflects our increased focus on developing commercial channels for the Technology. In addition the deposit of $75,000 made in December 2000 and the advances receivable of $65,831 made in the quarter ended March 31, 2001 are amounts that have been advanced to parties that we are currently working with to establish business relationships and channel opportunities for the Technology. In the event we are unsuccessful in concluding a relationship with these parties, the deposit and advances will be repayable to us.

     At March 31, 2001, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

     For the quarter ending March 31, 2001, we had a working capital deficiency of $667,360. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended March 31, 2001, we did not issue any shares of our common stock. However, we received $227,550, which is the balance of the funds due under promissory notes executed in December 2000. Subsequent to March 31, 2001 we issued 1,033,333 shares of our common stock for proceeds of $500,000. We anticipate that funding of future operations will be provided by private placements and advances from our shareholders and other parties.

     We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through December 2001. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. However, we are actively pursuing financing to accomplish our 2001 goals.

     As at March 31, 2001, our working capital deficiency aggregated $667,360. We anticipate that our expenditures through December 31, 2001 will be approximately as follows:


     Research and Development               $  180,000
     Business Development                      600,000
     Capital Investments                        75,000
     General Administrative Expenses           150,000
                                            ----------
     Total                                  $1,005,000
                                            ==========

     We anticipate making computer equipment purchases aggregating $75,000 through December 31, 2001. However, our primary focus will be on developing commercial channels for the Technology and pursuing related business opportunities. Our expenditures through December 31, 2001 could vary radically depending upon our success in securing commercial contacts or other business relationships for the Technology and upon our ability to obtain funding. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

     As at March 31, 2001, we had 7 full time personnel (3 employees and 4 in house consultants). We anticipate hiring additional employees during the next twelve months as our needs and resources permit.

     There can be no assurance of our ability to continue as a going concern. Our success in continuing as a going concern is dependent on the continued support of our shareholders, our ability to raise new capital and to achieve a commercial level of production and sales from profitable operations.

C.   Forward Looking Statements

     This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

        Not Applicable.

Item 5. Other Information.

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        Not Applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 2001            PUSH ENTERTAINMENT INC.




                              By:   /s/ Danny D. Lowe
                                    -----------------------------
                                        Danny D. Lowe, President



                              By:  /s/ Ian Tweedie
                                   ------------------------------
                                       Ian Tweedie, Chief Financial Officer