Form 10QSB
period 2001-06-30
PUSH ENTERTAINMENT INC/CN
filed 2001-08-20
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001

| |    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from __________ to ___________

                  Commission file number:  000-24957

                             PUSH ENTERTAINMENT INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                   51-0384101
                    --------                                   ----------
(State or other jurisdiction of incorporation                 (IRS Employer
                or organization)                            Identification No.)

         Suite 2900, 500-4th Avenue SW, Calgary, Alberta, Canada T2P 2V6
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (403)-297-1055
                                 --------------
                           (Issuer's telephone number)


        Suite 600, 520 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3R7
        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

21,117,975 shares of common stock outstanding as of July 31, 2001



  Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                             PUSH ENTERTAINMENT INC.

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I            FINANCIAL INFORMATION.......................................3

Item 1.           Financial Statements:.......................................3
                  Consolidated Balance Sheets.................................3
                  Consolidated Statements of Operations and Deficit...........4
                  Consolidated Statements of Cash Flow........................5
                  Notes to Consolidated Financial Statements..................6

Item 2.           Management's Discussion and Analysis or Plan of Operation...9

PART II           OTHER INFORMATION..........................................11

Item 1.           Legal Proceedings..........................................11
Item 2.           Changes in Securities......................................11
Item 3.           Defaults Upon Senior Securities............................11
Item 4.           Submission of Matters to a Vote of Security Holders........11
Item 5.           Other Information..........................................11
Item 6.           Exhibits and Reports on Form 8-K...........................11

SIGNATURE PAGE...............................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

----------------------------------------------------------------------------------------------
                                                                June 30,         December 31,
                                                                    2001                 2000
----------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                $       3,962        $      15,666
     Accounts receivable                                        33,372               25,122
----------------------------------------------------------------------------------------------
                                                                37,334               40,788

Advances and deposits                                          210,418               75,000

Capital assets                                                  55,635               58,958

----------------------------------------------------------------------------------------------
                                                         $     303,387        $     174,746
----------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                    $     172,875        $     118,312
     Accrued liabilities                                        12,865               36,072
     Amounts due to related parties                             55,177               79,328
     Shareholder advances                                       19,767              122,650
     Note payable (note 4)                                     386,806               88,000
----------------------------------------------------------------------------------------------
                                                               647,490              444,362

Shareholders' deficiency:
     Share capital (note 3)                                   2,311,663            1,811,663
     Deficit accumulated during the development stage        (2,655,766)          (2,081,279)
----------------------------------------------------------------------------------------------
                                                               (344,103)            (269,616)

----------------------------------------------------------------------------------------------
                                                          $     303,387       $      174,746
----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

---------------------------------------------------------------------------------------------------------------
                                                                                                 From inception
                                                                                                      April 21,
                                          Three months ended             Six months ended               1997 to
                                                June 30,                       June 30,                June 30,
                                      --------------------------     --------------------------
                                             2001           2000            2001           2000            2001
---------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                    $    52,905    $    64,854     $   105,129    $   123,601     $ 1,305,432
     Business and channel development     103,002          2,100         263,229          2,449         558,851
     General and administration           148,083         67,056         198,440        118,439         732,798
     Depreciation                           3,971          4,505           7,689          9,010          58,685
---------------------------------------------------------------------------------------------------------------
                                          307,961        138,515         574,487        253,499       2,655,766

---------------------------------------------------------------------------------------------------------------
Net loss                                  307,961        138,515         574,487        253,499       2,655,766

Deficit, beginning of period            2,347,805      1,678,270       2,081,279      1,563,286               -

---------------------------------------------------------------------------------------------------------------
Deficit, end of period                $ 2,655,766    $ 1,816,785     $ 2,655,766    $ 1,816,785     $ 2,655,766
---------------------------------------------------------------------------------------------------------------

Loss per share                        $      0.01    $      0.01     $      0.03    $      0.01     $      0.13
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------------------------------------
                                                                                                From inception
                                                                                                     April 21,
                                          Three months ended             Six months ended              1997 to
                                                June 30,                       June 30,               June 30,
                                      --------------------------     --------------------------
                                             2001           2000            2001           2000           2001
--------------------------------------------------------------------------------------------------------------

Cash provided by (used in):
Operations:
     Net loss                         $  (307,961)   $  (138,515)    $  (574,487)   $  (253,499)   $(2,655,766)
     Item not involving cash:
         Depreciation                       3,971          4,505           7,689          9,010         58,685
     Net changes in non-cash working
       capital:
         Accounts receivable                6,368        (25,422)         (8,250)       (22,687)       (33,372)
         Accounts payable                 (85,113)           708          54,563            241        172,875
         Accrued liabilities              (25,860)       (38,023)        (23,207)        (2,174)        12,865
         Amounts due to related parties   (58,201)             -         (24,151)             -         55,177
---------------------------------------------------------------------------------------------------------------
                                         (466,796)      (196,747)       (567,843)      (269,109)    (2,389,536)

Financing activities:
     Issuance of share capital (net of
       issue costs)                       500,000        179,495         500,000        535,875      2,311,663
     Shareholder advances                  19,767           (360)       (102,883)      (207,848)        19,767
     Other advances                             -        (11,620)              -        (51,345)             -
     Notes payable                         21,256              -         298,806              -        386,806
---------------------------------------------------------------------------------------------------------------
                                          541,023        167,515         695,923        276,682      2,718,236

Investments activities:
     Acquisition of capital assets         (3,388)             -          (4,366)          (303)      (114,320)
     Advances and deposits                (69,587)             -        (135,418)             -       (210,418)
---------------------------------------------------------------------------------------------------------------
                                          (72,975)             -        (139,784)          (303)      (324,738)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                 1,252        (29,232)        (11,704)         7,270          3,962

Cash, beginning of period                   2,710         41,883          15,666          5,381              -

---------------------------------------------------------------------------------------------------------------
Cash, end of period                   $     3,962    $    12,651     $     3,962    $    12,651    $     3,962
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements

June 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------


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

     At June 30, 2001 the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern. The Corporation is actively pursuing various initiatives, most particularly the development, marketing and production of its products and capabilities so as to achieve a commercial level of operations, and the sourcing of additional financing.

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

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Note to Financial Statements, page 2

June 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------



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

     Operating results for the three month period and the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a) Authorized:

         50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b) Common shares issued:

-------------------------------------------------------------------------------
                                             Number
                                          of Shares               Amount
-------------------------------------------------------------------------------

         Balance, January 1, 2001        20,084,642        $   1,811,663

         Issued:
              For cash                    1,033,333              500,000

-------------------------------------------------------------------------------
         Balance, June 30, 2001          21,117,975        $   2,311,663
-------------------------------------------------------------------------------

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Note to Financial Statements, page 3

June 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

-------------------------------------------------------------------------------


4.   Note payable:

     In December 2000, the Corporation secured a loan in the principal amount of $365,550. The full amount of the loan is evidenced by a Promissory Note and is secured by assets of the Corporation and PTI. The loan is non-interest bearing until April 30, 2001, the due date, after which time, in the event the loan is not fully repaid, interest will accrue at the rate of 12% per annum. Notwithstanding the due date of the Promissory Note, the lender has agreed to extend the date of payment to a date no later than December 31, 2001.

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

         From our inception on April 27, 1997 through June 30, 2001, we have expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $944,932 on the development and enhancement of the Technology (of which $52,905 was expended in the quarter ending June 30, 2001); (3) $558,851 on implementing business and channel development for the Technology (of which $103,002 was expended in the quarter ended June 30, 2001), and (4) $114,320 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $3,388 was expended in the quarter ended June 30, 2001).

B.       Plan of Operation

         We have identified commercial applications that directly utilize the Technology. In addition, we have identified additional revenue opportunities that do not initially utilize the Technology but will be developed to utilize the Technology for enhanced applications. For the next twelve months, we intend to pursue these various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos, and will also pursue related business opportunities. To that end, we have intensified our efforts in connection with business development for the Technology. We hope to be able to secure at least one contract by the end of 2001. The increase in our expenditures on business and channel development from $2,100 for the quarter ended June 30, 2000 to $103,002 for the quarter ended June 30, 2001 reflects our increased focus on developing commercial channels for the Technology. In addition, advances of $75,000 and $65,831 made in December 2000 and the quarter ended March 31, 2001, respectively, together with additional advances of $69,587 made in the quarter ended June 30, 2001 have been made to parties that we are currently working with to establish business relationships and channel opportunities for the Technology. We have classified these amounts as Advances and deposits on our balance sheet. At June 30, 2001, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

         As at the quarter ending June 30, 2001, we had a working capital deficiency of $610,156. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended June 30, 2001, we issued 1,033,333 shares of our common stock to a non-US Person for proceeds of $500,000. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended under Regulation S. In addition, during the quarter ended June 30, 2001 we received additional net shareholder advances of $19,767 and additional proceeds from notes payable of $21,256. We anticipate that funding of future operations will be provided by private placements and advances from our shareholders and other parties.

         We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through June 2002. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. However, we are actively pursuing financing to accomplish our goals for the next twelve months.

         As at June 30, 2001, our working capital deficiency aggregated $610,156. As discussed above, we are planning to commercialize the Technology during the next twelve months. Assuming we are successful in securing the necessary contracts to commercialize the Technology, we anticipate that our expenditures through June 30, 2002 will be approximately as follows:

         Development of the Technology                        $      250,000
         Development capital for projected revenue streams    $    1,500,000
         Working capital for projected revenue streams        $    2,500,000
         Additional working capital                           $      650,000
         Other business development                           $      500,000
         General administrative expenses                      $    1,500,000
                                                              --------------

         Total                                                $    6,900,000
                                                              ==============

         As reflected above, our primary focus through June 30, 2002 will be on developing commercial channels for the Technology and pursuing related business opportunities. Our expenditures through the next twelve months could vary radically depending upon our success in securing commercial contacts or other business relationships for the Technology and upon our ability to obtain funding. The above projections assume that we will lease all necessary capital items. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

         As at June 30, 2001, we had 11 full time personnel (3 employees and 8 consultants). We anticipate hiring additional employees before December 31, 2001 as our needs and resources permit.

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

Item 2. Changes in Securities.

         In April 2001, the Company sold 1,033,333 shares of its common stock, $.001 par value per share, in consideration for $500,000. The shares were sold to an investor who is non-US Person as that term is defined in Rule 902 of Regulation S. The Company believes that the transaction was exempt from registration under the Securities Act of 1933, as amended under Regulation S.

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



Date: August 20, 2001                PUSH ENTERTAINMENT INC.




                                   By:      /s/ Danny D. Lowe
                                            -----------------
                                            Danny D. Lowe, President


                                   By:      /s/ Ian Tweedie
                                            ------------------
                                            Ian Tweedie, Chief Financial Officer