Form 10QSB
period 2001-09-30
PUSH ENTERTAINMENT INC/CN
filed 2001-11-14
CIK 1063089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

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


                                       n/a
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)

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

21,117,975 shares of common stock outstanding as of October 31, 2001



Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                             PUSH ENTERTAINMENT INC.

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I      FINANCIAL INFORMATION.............................................3

Item 1.     Financial Statements:.............................................3
            Consolidated Balance Sheets.......................................3
            Consolidated Statements of Operations and Deficit.................5
            Consolidated Statements of Cash Flow..............................6
            Notes to Consolidated Financial Statements........................7

Item 2.     Management's Discussion and Analysis or Plan of Operation........10

PART II  OTHER INFORMATION...................................................13

Item 1.     Legal Proceedings................................................13
Item 2.     Changes in Securities............................................13
Item 3.     Defaults Upon Senior Securities..................................13
Item 4.     Submission of Matters to a Vote of Security Holders..............13
Item 5.     Other Information................................................13
Item 6.     Exhibits and Reports on Form 8-K.................................13

SIGNATURE PAGE...............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.










                      Consolidated Financial Statements of



                      PUSH ENERTAINMENT INC.
                      (a Development Stage Enterprise)



                      September 30, 2001

                      (Expressed in U.S. Dollars)

                      (Prepared without audit)

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                                   $       5,378        $      15,666
     Accounts receivable                                                           13,988               25,122
     ---------------------------------------------------------------------------------------------------------
                                                                                   19,366               40,788

Advances and deposits                                                             269,684               75,000

Capital assets                                                                     55,578               58,958

--------------------------------------------------------------------------------------------------------------
                                                                            $     344,628        $     174,746
--------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                                       $     268,569        $     118,312
     Accrued liabilities                                                           22,084               36,072
     Amounts due to related parties                                                91,930               79,328
     Shareholder advances                                                         101,963              122,650
     Note payable (note 4)                                                        473,531               88,000
     ---------------------------------------------------------------------------------------------------------
                                                                                  958,077              444,362

Shareholders' deficiency:
     Share capital (note 3)                                                     2,311,663            1,811,663
     Deficit accumulated during the development stage                          (2,925,112)          (2,081,279)
     ----------------------------------------------------------------------------------------------------------
                                                                                 (613,449)            (269,616)

---------------------------------------------------------------------------------------------------------------
                                                                            $     344,628        $     174,746
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations and Deficit

(Expressed in U.S. Dollars)
(Prepared without audit)

---------------------------------------------------------------------------------------------------------------
                                                                                                From inception
                                                                                                     April 21,
                                           Three months ended               Nine months ended          1997 to
                                             September  30,                  September  30,      September  30,
                                             2001           2000            2001           2000           2001
---------------------------------------------------------------------------------------------------------------
Expenses:
     Technology and product
       development                    $    44,510    $    63,839     $   149,639    $   187,440    $ 1,349,942
     Business and channel development     121,709            397         384,938          2,846        680,560
     General and administration            98,975         47,745         297,415        166,184        831,773
     Depreciation                           4,152          4,505          11,841         13,515         62,837
---------------------------------------------------------------------------------------------------------------
                                          269,346        116,486         843,833        369,985      2,925,112

---------------------------------------------------------------------------------------------------------------
Net loss                                  269,346        116,486         843,833        369,985      2,925,112

Deficit, beginning of period            2,655,766      1,816,785       2,081,279      1,563,286              -

---------------------------------------------------------------------------------------------------------------
Deficit, end of period                $ 2,925,112    $ 1,933,271     $ 2,925,112    $ 1,933,271    $ 2,925,112
---------------------------------------------------------------------------------------------------------------

Loss per share                        $      0.01    $      0.01     $      0.04    $      0.02    $      0.14
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flow

(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------------------------------------
                                                                                                From inception
                                                                                                     April 21,
                                          Three months ended              Nine months ended            1997 to
                                             September  30,                 September  30,      September  30,
                                             2001           2000            2001           2000           2001
--------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                         $  (269,346)   $  (116,486)    $  (843,833)   $  (369,985)   $(2,925,112)
     Item not involving cash:
         Depreciation                       4,152          4,505          11,841         13,515         62,837
     Net changes in non-cash working
       capital:
         Accounts receivable               19,384          3,685          11,134        (19,002)       (13,988)
         Accounts payable                  95,694         33,198         150,257         33,439        268,569
         Accrued liabilities                9,219          3,264         (13,988)         1,090         22,084
         Amounts due to related parties    36,753              -          12,602              -         91,930
---------------------------------------------------------------------------------------------------------------
                                         (104,144)       (71,834)       (671,987)      (340,943)    (2,493,680)

Financing activities:
     Issuance of share capital (net of
       issue costs)                             -              -         500,000        535,875      2,311,663
     Shareholder advances                  82,196           (279)        (20,687)      (208,127)       101,963
     Other advances                             -         66,671               -         15,326              -
     Notes payable                         86,725              -         385,531              -        473,531
---------------------------------------------------------------------------------------------------------------
                                          168,921         66,392         864,844        343,074      2,887,157

Investments activities:
     Acquisition of capital assets         (4,095)             -          (8,461)          (303)      (118,415)
     Advances and deposits                (59,266)             -        (194,684)             -       (269,684)
---------------------------------------------------------------------------------------------------------------
                                          (63,361)             -        (203,145)          (303)      (388,099)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                 1,416         (5,442)        (10,288)         1,828          5,378

Cash, beginning of period                   3,962         12,651          15,666          5,381              -

----------------------------------------------------------------------------------------------------------------
Cash, end of period                   $     5,378    $     7,209     $     5,378    $     7,209    $     5,378
----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements

September 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------

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

     At September 30, 2001 the Corporation is in the development stage and has no history of generating cash flow from operations which raises substantial doubt about its ability to continue as a going concern.
     The Corporation is actively pursuing various initiatives, most particularly the development, marketing and production of its products and capabilities so as to achieve a commercial level of operations, and the sourcing of additional financing.

     During its development stage, the Corporation has funded its operating activities primarily by issuing equity, issuing notes payable and from shareholder advances. The Corporation intends to seek additional equity financing to fund future operations.

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

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Note to Financial Statements, page 2

September 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

--------------------------------------------------------------------------------


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

     Operating results for the three month period and the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary PTI.


3.   Share capital:

     (a) Authorized:

         50,000,000 common shares with a par value of $.001 per share 5,000,000 preferred shares with a par value of $.001 per share

     (b) Common shares issued:

         -----------------------------------------------------------------------
                                                    Number
                                                  of Shares               Amount
         -----------------------------------------------------------------------

         Balance, January 1, 2001                20,084,642        $   1,811,663

         Issued:
              For cash                            1,033,333              500,000

         -----------------------------------------------------------------------
         Balance, September 30, 2001             21,117,975        $   2,311,663
         -----------------------------------------------------------------------

PUSH ENTERTAINMENT INC.
(a Development Stage Enterprise)
Consolidated Note to Financial Statements, page 3

September 30, 2001
(Expressed in U.S. Dollars)
(Prepared without audit)

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

         Pursuant to an Assignment Agreement dated January 27, 1998, (1) our Subsidiary assigned to us all of its right, title and interest to the E-Zone Agreement and in and to the Technology; and (2), we agreed to discharge the obligations of our Subsidiary under the terms of the E-Zone Agreement.

         The Technology consists of a suite of processes and proprietary software which will facilitate the conversion of existing 2D film and video content to a 3D format.

         From our inception on April 27, 1997 through September 30, 2001, we have expended (1) $360,500 in satisfying our Subsidiary's obligation under the E-Zone Agreement; (2) $989,442 on the development and enhancement of the Technology (of which $44,510 was expended in the quarter ending September 30, 2001); (3) $680,560 on implementing business and channel development for the Technology (of which $121,709 was expended in the quarter ended September 30, 2001), and (4) $118,415 for the acquisition of capital assets including computer hardware, office furnishings and equipment (of which $4,095 was expended in the quarter ended September 30, 2001).

B.       Plan of Operation

         We have identified commercial applications that directly utilize the Technology. In addition, we have identified additional revenue opportunities that do not initially utilize the Technology but will be developed to utilize the Technology for enhanced applications. For the next twelve months, we intend to pursue these various potential revenue streams, including the conversion of all film formats. In addition, we intend to pursue other potential applications for the Technology including the conversion of simulator ride videos and music videos, and will also pursue related business opportunities. To that end, we have intensified our efforts in connection with business development for the Technology. The increase in our expenditures on business and channel development from $397 for the quarter ended September 30, 2000 to $121,709 for the quarter ended September 30, 2001 reflects our increased focus on developing commercial channels for the Technology. In addition, advances of $75,000, $65,831 and $69,587 made in December 2000, the quarter ended March 31, 2001 and the quarter ended June 30, 2001, respectively, together with additional advances of $59,266 made in the quarter ended September 30, 2001 have been made to parties that we are currently working with to establish business relationships and channel opportunities for the Technology. We have classified these amounts as Advances and deposits on our balance sheet. At September 30, 2001, we were still in the development stage and we had no history of generating cash flow or revenues from operations.

         As at the quarter ending September 30, 2001, we had a working capital deficiency of $938,711. Our activities to date have been financed from the proceeds of the offer and sale of our common stock and from shareholder and other advances. During the quarter ended September 30, 2001, we did not issue any additional shares of our common stock, however we received additional net shareholder advances of $82,196 and additional proceeds from notes payable of $86,725. We anticipate that funding of future operations will be provided by private placements and advances from our shareholders and other parties.

         We will require additional funding, effected through equity and/or debt financing, in order to meet our projected cash requirements through September 30, 2002. We have no understandings or agreements with any person regarding any such equity and/or debt financing and no assurance can be given that we will be able to obtain such additional financing on terms that we deem acceptable. However, we are actively pursuing financing to accomplish our goals for the next twelve months. To that end, on October 30, 2001 we executed a Letter of Agreement and Undertaking (the "Letter Agreement") with United Investment Bankers, Inc. and Family Investment Group LLC (collectively, the "Consultant") who have agreed jointly to act as consultants to us in the raising of $8,000,000. Under the terms of the Letter Agreement the Consultant will use its best efforts to have provided to us acceptable letter(s) of intent in the total amount of $8,000,000 from a registered broker/dealer(s) or other funding sources. In addition, the Consultant will review our corporate structure and assist in the completion of the reverse take-over (the "RTO"), on a share for share basis, by us of Financial Express Corporation ("FCE"), a Nevada corporation, which transaction is within the scope of the Letter Agreement. Prior to the closing of the RTO, FCE will have approximately 4,879,000 common shares issued and outstanding and the Consultant will retain approximately 4,485,000 common shares of FCE. In addition, the Consultant will be issued warrants to acquire approximately 1,133,000 common shares of the amalgamated company, exercisable for a period of three years and, for a period of sixty months, be paid a fee of $5,000 per month, increasing to $6,000 per month upon the shares of the amalgamated company trading in the public marketplace. Closing of all of these transactions is contingent upon funding us as discussed above or funding us to a level acceptable to us.

         As at September 30, 2001, our working capital deficiency aggregated $938,711. As discussed above, we are planning to commercialize the Technology during the next twelve months. Assuming we are successful in securing the necessary contracts to commercialize the Technology, we anticipate that our expenditures through September 30, 2002 will be approximately as follows:

         Development of the Technology                        $     250,000
         Development capital for projected revenue streams    $   1,500,000
         Working capital for projected revenue streams        $   2,500,000
         Retirement of notes payable                          $     575,000
         Additional working capital                           $     925,000
         Other business development                           $     750,000
         General administrative expenses                      $   1,500,000
                                                              --------------

         Total                                                $   8,000,000
                                                              ==============

         As reflected above, our primary focus through September 30, 2002 will be on developing commercial channels for the Technology and pursuing related business opportunities. Our expenditures through the next twelve months could vary radically depending upon our success in securing commercial contacts or other business relationships for the Technology and upon our ability to obtain funding. The above projections assume that we will lease all necessary capital items. No assurance can be given that the amount budgeted for such activities will be sufficient to achieve our goals. If additional funds are required, we will need to explore the availability of such funds either through the sale of equity and/or debt securities or borrowings. To the extent that we engage in such financing activities, our existing stockholders and/or management may participate.

         As at September 30, 2001, we had 12 full time personnel (3 employees and 9 consultants). We anticipate hiring additional employees before December 31, 2001 as our needs and resources permit.

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



Date: November 14, 2001             PUSH ENTERTAINMENT INC.




                                    By:   /s/ Danny D. Lowe
                                          -------------------------
                                          Danny D. Lowe, C.E.O.



                                    By:   /s/ Ian Tweedie
                                          -------------------------
                                          Ian Tweedie, Chief Financial Officer